Form 10-Q
period 2012-07-31
PUGET TECHNOLOGIES, INC.
filed 2012-09-28
CIK 1540615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

Commission file number 333-179212

PUGET TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

227 Bellevue Way NE, 411, Bellevue, WA 98004
(Address of principal executive offices, including zip code.)

(206) 350-6345
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,000,000 shares as of September 27, 2012

ITEM 1.  FINANCIAL STATEMENTS

PUGET TECHNOLOGIES, INC.
(A Development Stage Company)
Balance Sheet

	As of	As of
	July 31, 2012	October 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$3,020	$5,100
Inventory	6,996	2,070

Total Current Assets	10,016	7,170

Total Assets	$10,016	$7,170

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable	$4,726	$9,692

Total Current Liabilities	4,726	9,692

Total Liabilities	4,726	9,692

Stockholders' Equity

Common stock, $0.001 par value, 110,000,000 shares Common stock authorized, 3,000,000 issued
and outstanding as of July 31, 2012 and October 31, 2011.	$3,000	$3,000
Additional Paid-In Capital	-	-
Income (deficit) accumulated during development stage	2,290	(5,522)

Total Stockholders' Equity (Deficit)	5,290	(2,522)

Total Liabilities & Stockholders' Equity	$10,016	$7,170

PUGET TECHNOLOGIES INC.
(A Development Stage Company)
Statement of Operations

			March 17, 2010
	Three Months	Three Months	(inception)
	ended	ended	through
	July 31, 2012	July 31, 2011	July 31, 2012

Revenues

Revenues	$34,245	$-	$34,245
Cost of Sales	26,301	-	26,301

Gross Profit	7,944	-	7,944

General & Administrative Expenses

Legal and professional fees	-	-	5,500
Marketing and advertising	-	-	134
Other general and administrative	-	-	20

Total Expenses	-	-	5,654

Net Income (Loss)	$7,944	$-	$2,290

Net Loss Per Basic and Dilited share	$0.00	$0.00

Weighted average number of Common Shares outstanding	3,000,000	3,000,000

PUGET TECHNOLOGIES, INC.
(A Development Stage Company)
Statement of Cash Flows

		March 17, 2010
	Nine Months	(inception)
	ended	through
	July 31, 2012	July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$7,944	$2,290
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Notes Payable	(8,040)	(9,266)
Increase (decrease) in Inventory	(4,926)	6,996

Net cash provided by (used in) operating activities	(5,022)	20

CASH FLOWS FROM INVESTING ACTIVITIES

	-	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	3,000

Net cash provided by (used in) financing activities	-	3,000

Net increase (decrease) in cash	(5,022)	3,020

Cash at beginning of period	8,042	-

Cash at end of period	$3,020	$3,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

PUGET TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Financial Statements
JULY 31, 2012

Note 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Puget Technologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s S-1 Registration Statement filed with SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the S-1 Registration Statement have been omitted.

Note 2. ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010.  Our business is the distribution of luxury wool bedding sets produced in Germany. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated $34,245 in revenue and its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on March 17, 2010 through July 31, 2012 the Company has accumulated gains of $2,290.

Note 3.  RELATED PARTY TRANSACTIONS

On October 01, 2010, the Company sold 3,000,000 shares of  common stock at a price of $0.001 per share to its director.

As of July 31, 2012 the director of the Company has loaned the Company $4,726 for operational expenses. The loan is non-interest bearing, due upon demand and unsecured.

Note 4.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Results of Operations

We are still in our development stage and have generated $34,245 in revenues to date.

We generated revenues of $34,245 and $0 for the three month periods ended July 31, 2012 and 2011.  The cost of sales for the same three month periods were $26,301 and $0, respectively.  We incurred no general and adminitrative expenses for the same three month periods.  We generated $34,245 with $26,301 in cost of sales resulting in gross profits of $7,944 for the period from inception (March 17, 2010) through July 31, 2012.  Our expenses for the same period consisted of $5,500 in legal and professional fees, $134 in marketing and advertisinig and $20 in other general and administrative expenses.

Our net income for the three months ended July 31, 2012 was $7,944.  Our net income from inception (March 17, 2010) through July 31, 2012 was $2,290.

We received our initial funding of $3,000 through the sale of common stock to Andre Troshin who purchased 3,000,000 shares of our common stock at $0.001 per share in October, 2010.

The Company is attempting to raise funds through a registered offering of 2,000,000 shares of common stock at $.04 per share for a total of $80,000.

Liquidity and Capital Resources

We had $3,020 in cash at July 31, 2012, and there were outstanding liabilities of $4,726.  We also had $6,996 in inventory.  Mr. Troshin has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we receive funding or have adequate revenue, but he has no legal obligation to do so.

Plan of Operation

Our current cash balance is $3,020.  We believe our cash balance along with anticipated funding from our offering and revenue from sales will be sufficient to cover the expenses we will incur during the next twelve months.

Our business is the distribution if Luxury wool bedding sets produced in Germany to North America.  We have generated  revenues of $34,245 and our principal business activities to date consist of creating a business plan, entering into a Supply Agreement, dated October 7, 2011, with Wollwarenfabrik und Handelsgesellschaft mbH, a German company, which is an established distributor of wool products and working on selling our offering of our common stock.  Wollwarenfabrik und Handelsgesellschaft mbH is a large and well-established supplier and distributor of wool products in Germany.  The terms and conditions of the Supply Agreement provide that, among other things, we have the right to purchase Luxury wool products at item prices identified in the Supply Agreement.

Our customers will be asked to 100% prepay for the products. Customers will have three options to pay for our products: by credit card, by wire transfer or by sending a check/money order.  If customer decides to pay by check/money order, then we will apply a certain amount of days before shipping to have the check/money order cleared. Customers will be responsible to cover the shipping costs. Shipping costs will be added automatically to a customer’s final bill. As soon as we receive prepayment for the products from our customers we will purchase these products from our supplier by wire transfer or credit card payment including shipping costs.  The purchased products will be shipped directly to the customers.

Milestones

The following milestones are based on us being able to complete our offering:

Set up Office.
Time Frame: 1st- 3rd months.

Upon completion of our offering we plan to set up office in the US and acquire the necessary equipment to begin operations. The more money we raise, the more money we can spend for office set up. We plan to spend $2,000 (if 25% of shares sold), $3,000 (if 50% or 75% of shares sold) and $4,000 (if 100% of shares sold), to set up office and obtain the necessary equipment to begin operations.  Andre Troshin, our sole officer and director will handle our administrative duties.

Develop Our Website.
Time Frame: 3rd-5th months.

When our office is set up, we intend to continue the development of our website.  We registered web domain www.pugettechnologies.com .  We are currently using an independent  web design company to help us design and develop our website.  The more money we raise, the more money we can spend for our website development. We plan to spend $2,090 (if 25% of shares sold), $3,500 (if 50% of shares sold),$4,000 (if 75% of shares sold) and $5,000 (if 100% of shares sold) for our website to be operational.  It will take up to 90 days to develop our website.  There will be information about us, the variety of Luxury wool bedding sets we will offer, information on how to order our product and other information.  Updating and improving our website  www.pugettechnologies.com will continue throughout the lifetime of our operations.

Commence Advertising/ Marketing Campaign.
Time Frame: 6th-12th months.

Once our website is operational, we will begin to market our product.  We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers.  We also  expect  to get  new  clients  from  “word  of  mouth” advertising  where our new  clients will  refer  their  friend and colleagues to us.  We plan to attend trade shows in our industry to showcase our product with a view to find new customers.  We also will use internet promotion tools on Facebook and Twitter to advertise our products and company. The more money we raise, the more money we can spend for the marketing campaign. We plan to spend $2,000 (if 25% of shares sold),$15,000 (if 50% of shares sold),$32,000 (if 75% of shares sold) and $37,000 (if 100% of shares sold) on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

Negotiate service agreements with potential wholesale customers.
Time Frame: 6th-12th months.

In the same time we start our marketing campaign, we plan to contact and start negotiation with potential wholesale customers. Initially, our sole officer and director, Mr. Troshin, will look for potential wholesale customers. We will negotiate terms and conditions of collaboration.  Even though the negotiation with potential wholesale customers will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail and we will have to cease our operations.

Even if we are able to obtain sufficient number of service agreements at the end of the twelve month period, there is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures.  If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Hire a Salesperson.
Time Frame: 8th-12th months.

If we sell 100% shares in this offering, we intend to spend $12,000 to hire one salesperson to introduce our products.  The salesperson’s job would be to find new potential purchasers, and to set up agreements with wholesale customers to buy our Luxury wool products.

Based on our current operating plan, we believe that we will start to generate revenue from selling our Luxury wool products by the end of 2012.  We do not have sufficient cash and cash equivalents to execute our operations, and we will need the funds from our offering to commence our planned business activities.  We may also need to obtain additional financing to operate our business for the twelve months following completion of our public offering. Additional financing, whether through public or private equity or debt financing,  arrangements  with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

General administrative costs

The more money we raise, the more money we can spend for the general administrative costs. We plan to spend no money (if 25% of shares sold), $4,590 (if 50% of shares sold),$7,090 (if 75% of shares sold) and $8,090 (if 100% of shares sold) on general administrative costs during the first year.

Andre Troshin, our president will be devoting 20 hours per week to our operations.

In summary, we expect to be in full operation and selling our product within 12 months of completing our offering if we sold 100% of shares offered. Until we start to sell our product, we do not believe that our operations will be profitable.  If we are unable to attract customers we may have to suspend or cease operations.  If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations we likely will dissolve and file for bankruptcy and shareholders would lose their entire investment in our company.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have only begun to generate revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in products.

To become profitable and competitive, we will need to realize continued revenue from our product sales.  If we do not realize revenues we believe that our current cash balance will allow us to operate for approximately three months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2012.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following exhibits are included with this quarterly filing.  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-179212, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Sec. 302 Certification of Principal Executive Officer & Chief Financial Officer

32.1	Sec. 906 Certification of Principal Executive Officer & Chief Financial Officer

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Puget Technologies, Inc.
Registrant

Date: September 27, 2012	By:	/s/ Andre Troshin
Andre Troshin, Chief Executive Officer,
Chief Financial and Accounting Officer and
Sole Director