Form 10-Q/A
period 2012-07-31
PUGET TECHNOLOGIES, INC.
filed 2012-12-28
CIK 1540615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3, 3 00,000 shares as of December 21 , 2012

ITEM 1.  FINANCIAL STATEMENTS

PUGET TECHNOLOGIES, INC.
(A Development Stage Company)
Balance Sheet

	As of July 31,	As of October 31,
	2012	2011
	(Unaudited /Restated)	(Audited)

ASSETS

Current Assets
Cash	$3,020	$5,100
Inventory	6,996	2,070

Total Current Assets	10,016	7,170

Total Assets	$10,016	$7,170

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable	$4,726	$9,692

Total Current Liabilities	4,726	9,692

Total Liabilities	4,726	9,692

Stockholders' Equity

Common stock, $.001 par value, 110,000,000 authorized
3,300,000, and 3,000,000 shares issued and outstanding as of	$3,300	$3,000
July 31, 2012 and October 31, 2011
Additional Paid-In Capital	11,700	-
Income (deficit) accumulated during development stage	(9,710)	(5,522)

Total Stockholders' Equity (Deficit)	5,290	(2,522)

Total Liabilities & Stockholders' Equity	$10,016	$7,170

PUGET TECHNOLOGIES INC.
(A Development Stage Company)
Statement of Operations
Unaudited

			March 17, 2010
	Three Months	Three Months	(inception)
	ended	ended	through
	July 31, 2012	July 31, 2011	July 31, 2012
	(Restated)		(Restated)

Revenues

Revenues	$22,245	$-	$22,245

Cost of Sales	26,301	-	26,301

Gross Profit	(4,056)	-	(4,056)

General & Administrative Expenses

Legal and professional fees	-	-	5,500
Marketing and advertising	-	-	134
Other general and administrative	-	-	20

Total Expenses	-	-	5,654

Net Income (Loss)	$(4,056)	$-	$(9,710)

Net Loss Per Basic and Dilited share	$(0.00)	$0.00

Weighted average number of Common Shares outstanding	3,300,000	3,000,000

PUGET TECHNOLOGIES, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

		March 17, 2010
	Nine Months	(inception)
	ended	through
	July 31, 2012	July 31, 2012
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(4,056)	$(9,710)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Notes Payable	(8,040)	(9,266)
Increase (decrease) in Inventory	(4,926)	6,996

Net cash provided by (used in) operating activities	(17,022)	(11,980)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	12,000	15,000

Net cash provided by (used in) financing activities	12,000	15,000

Net increase (decrease) in cash	(5,022)	3,020

Cash at beginning of period	8,042	-

Cash at end of period	$3,020	$3,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

PUGET TECHNOLOGIES, INC.
(A Development Stage Company)
Restated Notes to Financial Statements
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

Note 2. ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010.  Our business is the distribution of luxury wool bedding sets produced in Germany. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated $22,245 in revenue and its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on March 17, 2010 through July 31, 2012 the Company has accumulated losses of $ 9,710.

Note 3.  RELATED PARTY TRANSACTIONS

On October 01, 2010, the Company sold 3,000,000 shares of  common stock at a price of $0.001 per share to its director.

As of July 31, 2012 the director of the Company has loaned the Company $4,726 for operational expenses. The loan is non-interest bearing, due upon demand and unsecured.

Note 4.  STOCKHOLDERS’ EQUITY

On July 31, 2012, the Company closed its registered offering raising $12,000 from the sale of 300,000 shares of common stock, par value $.001, at the offering price of $.04 per share.

As of July 31, 2012 the Company had 3,300,000 shares of common stock issued and outstanding.

Note 5.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

Note 6.  RESTATEMENT

As of December 13, 2012, management discovered that the stock transaction dated July 31, 2012 had been recorded incorrectly. Accordingly, the following table represents the effects of the restated financial statements as of July 31, 2012:

	Restated	Original
	07/31/12	07/31/12

Common Stock	3,300	3,000

Additional Paid-In Capital	11,700	0

Retained (Deficit) / Earnings	(9,710)	2,290

(Loss) / Income	(4,056)	7,944

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

Results of Operations

We are still in our development stage and have generated $ 22,245 in revenues to date.

We generated revenues of $22,245 and $0 for the three month periods ended July 31, 2012 and 2011. The cost of sales for the same three month periods were $26,301 and $0, respectively. We incurred no general and adminitrative expenses for the same three month periods. We generated $22,245 with $26,301 in cost of sales resulting in a loss of $9,710 for the period from inception (March 17, 2010) through July 31, 2012. Our expenses for the same period consisted of $5,500 in legal and professional fees, $134 in marketing and advertisinig and $20 in other general and administrative expenses.
Our net loss for the three months ended July 31, 2012 was $ 4,056 . Our net loss from inception (March 17, 2010) through July 31, 2012 was $ 9,710 .

We received our initial funding of $3,000 through the sale of common stock to Andre Troshin who purchased 3,000,000 shares of our common stock at $0.001 per share in October, 2010.

On July 31, 2012, the Company closed its registered offering raising $12,000 from the sale of 300,000 shares of common stock, par value $.001, at the offering price of $.04 per share.

Liquidity and Capital Resources

We had $3,020 in cash at July 31, 2012, and there were outstanding liabilities of $4,726. We also had $6,996 in inventory. Mr. Troshin has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we receive funding or have adequate revenue, but he has no legal obligation to do so.

Plan of Operation

Our current cash balance is $3,020. We believe our cash balance along with anticipated revenue from sales will be sufficient to cover the expenses we will incur during the next twelve months.

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

Milestones

The following milestones are based on us being able to complete our offering:

Set up Office.
Time Frame: 1st- 3rd months.

Now that we have completed our offering we plan to set up office in the US and acquire the necessary equipment to begin operations. The more money we raise, the more money we can spend for office set up. We plan to spend $2,000 to set up office and obtain the necessary equipment to begin operations. Andre Troshin, our sole officer and director will handle our administrative duties.

Develop Our Website.
Time Frame: 3rd-5th months.

When our office is set up, we intend to continue the development of our website. We registered web domain www.pugettechnologies.com. We are currently using an independent  web design company to help us design and develop our website. The more money we raise, the more money we can spend for our website development. We plan to spend $2,090 for our website to be operational.  It will take up to 90 days to develop our website. There will be information about us, the variety of Luxury wool bedding sets we will offer, information on how to order our product and other information. Updating and improving our website  www.pugettechnologies.com will continue throughout the lifetime of our operations.

Commence Advertising/ Marketing Campaign.
Time Frame: 6th-12th months.

Once our website is operational, we will begin to market our product. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also  expect to get  new  clients  from “word  of  mouth” advertising  where our new  clients will  refer  their  friend and colleagues to us. We plan to attend trade shows in our industry to showcase our product with a view to find new customers. We also will use internet promotion tools on Facebook and Twitter to advertise our products and company. The more money we raise, the more money we can spend for the marketing campaign. We plan to spend $2,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

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

Hire a Salesperson.
Time Frame: 8th-12th months.

If revenue supports the expense we intend to spend $12,000 to hire one salesperson to introduce our products.  The salesperson’s job would be to find new potential purchasers, and to set up agreements with wholesale customers to buy our Luxury wool products.

Based on our current operating plan, we believe that we will start to generate revenue from selling our Luxury wool products by the end of 2012. We may also need to obtain additional financing to operate our business for the twelve months if sales from revenues are not sufficient. Additional financing, whether through public or private equity or debt financing, arrangements  with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

General administrative costs

Andre Troshin, our president will be devoting 20 hours per week to our operations.

In summary, we expect to be in full operation and selling our product within 12 months of completing our offering. Until we start to sell our product, we do not believe that our operations will be profitable.  If we are unable to attract customers we may have to suspend or cease operations.  If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations we likely will dissolve and file for bankruptcy and shareholders would lose their entire investment in our company.

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

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-179212, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Sec. 302 Certification of Principal Executive Officer & Chief Financial Officer

32.1	Sec. 906 Certification of Principal Executive Officer & Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Puget Technologies, Inc.
Registrant

Date December 21, 2012	By:	/s/ Andre Troshin
Andre Troshin, Chief Executive Officer,
Chief Financial and Accounting Officer and Sole Director