Form 10-K
period 2012-10-31
PUGET TECHNOLOGIES, INC.
filed 2013-02-11
CIK 1540615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

Commission File Number 333-179212

PUGET TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

227 Bellevue Way NE, 411, Bellevue, WA 98004.
(Address of principal executive offices, including zip code.)

(206) 350-6345
(Telephone number, including area code)

Exceeding Corporation.
671 Value Ridge Avenue, Henderson, NV 89012
 (Name and address of agent for service)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of February 8, 2013, the registrant had 3,300,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established as of February 8, 2013.

PUGET TECHNOLOGIES INC.

Part I

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

Item 1.  Business

Corporate Background and Business Overview

Our Company was incorporated in the State of Nevada on March 17, 2010 to engage in the development and operation of a business engaged in the distribution of luxury wool bedding products produced in Germany. Our principal executive offices are located at 227 Bellevue Way NE, 411, Bellevue, WA 98004.  Our phone number is (206) 350-6345.  We are a development stage company, we only just completed our third fiscal year end on October 31st and we have no subsidiaries.

We have generated revenues of $58,815 and our principal business activities to date consist of creating a business plan, entering into a Supply Agreement, dated October 7, 2011, with Wollwarenfabrik und Handelsgesellschaft mbH, a German company, which is an established distributor of wool products and working on selling our offering of our common stock.  Wollwarenfabrik und Handelsgesellschaft mbH is a large and well-established supplier and distributor of wool products in Germany.  The terms and conditions of the Supply Agreement provide that, among other things, we have the right to purchase luxury wool products at item prices identified in the Supply Agreement.

Our customers are asked to 100% prepay for the products. Customers have three options to pay for our products: by credit card, by wire transfer or by sending a check/money order.  If a customer decides to pay by check/money order, then we will apply a certain amount of days before shipping to have the check/money order cleared. Customers are responsible for the shipping costs. Shipping costs are added automatically to a customer’s final bill. As soon as we receive prepayment for the products from our customers we purchase the products from our supplier by wire transfer or credit card payment including shipping costs.  The purchased products are drop-shipped directly to the customers.

We received our initial funding of $3,000 through the sale of common stock to our sole officer and director, who purchased 3,000,000 shares at $0.001 per share.

On July 31, 2012, the Company closed its registered offering raising $12,000 from the sale of 300,000 shares of common stock, par value $.001, at the offering price of $.04 per share.

Our financial statements from inception on March 17, 2010 through the year ended October 31, 2012 report $58,815 in revenues and a net loss of $(19,697). Our independent registered public accountant has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Product Overview or History of Wool

Wild sheep were more hairy than woolly. Although sheep were domesticated nine to eleven thousand years ago, archaeological evidence from statuary found at sites in Iran suggests that selection for woolly sheep may have begun around 6000 BC, with the earliest woven wool garments having only been dated to two to three thousand years later. Woolly-sheep were introduced into Europe from the Near East in the early part of the 4th millennium BC. The oldest known European wool textile, ca. 1500 BC, was preserved in a Danish bog.

Prior to invention of shears - probably in the Iron Age - the wool was plucked out by hand or by bronze combs. In Roman times, wool, linen, and leather clothed the European population; the cotton of India was a curiosity that only naturalists had heard of; and silk, imported along the Silk Road from China, was an extravagant luxury. Pliny the Elder records in his Natural History that the reputation for producing the finest wool was enjoyed by Tarentum, where selective breeding had produced sheep with a superior fleece, but which required special care.

In medieval times, as trade connections expanded, the Champagne fairs revolved around the production of wool cloth in small centers such as Provins; the network that the sequence of annual fairs developed meant that the woollens of Provins might find their way to Naples, Sicily, Cyprus, Majorca, Spain, and even Constantinople. The wool trade developed into serious business, the generator of capital. In the thirteenth century, the wool trade was the economic engine of the Low Countries and of Central Italy; by the end of the following century Italy predominated, though in the 16th century Italian production turned to silk. Both pre-industries were based on English raw wool exports - rivaled only by the sheepwalks of Castile, developed from the fifteenth century - which were a significant source of income to the English crown, which from 1275 imposed an export tax on wool called the "Great Custom". The importance of wool to the English economy can be shown by the fact that since the 14th Century, the presiding officer of the House of Lords has sat on the "Woolsack", a chair stuffed with wool.

Economies of scale were instituted in the Cistercian houses, which had accumulated great tracts of land during the twelfth and early thirteenth centuries, when land prices were low and labor still scarce. Raw wool was baled and shipped from North Sea ports to the textile cities of Flanders, notably Ypres and Ghent, where it was dyed and worked up as cloth. At the time of the Black Death, English textile industries accounted for about 10% of English wool production; the English textile trade grew during the fifteenth century, to the point where export of wool was discouraged. Over the centuries, various British laws controlled the wool trade or required the use of wool even in burials. The smuggling of wool out of the country, known as owling, was at one time punishable by the cutting off of a hand. After the Restoration, fine English woollens began to compete with silks in the international market, partly aided by the Navigation Acts; in 1699 English crown forbade its American colonies to trade wool with anyone but England herself.

A great deal of the value of woollen textiles was in the dyeing and finishing of the woven product. In each of the centers of the textile trade, the manufacturing process came to be subdivided into a collection of trades, overseen by an entrepreneur in a system called by the English the "putting-out" system, or "cottage industry", and the Verlagssystem by the Germans. In this system of producing wool cloth, until recently perpetuated in the production of Harris tweeds, the entrepreneur provides the raw materials and an advance, the remainder being paid upon delivery of the product. Written contracts bound the artisans to specified terms. Fernand Braudel traces the appearance of the system in the thirteenth-century economic boom, quoting a document of 1275. The system effectively by-passed the guilds' restrictions.

Before the flowering of the Renaissance, the Medici and other great banking houses of Florence had built their wealth and banking system on their textile industry based on wool, overseen by the Arte della Lana, the wool guild: wool textile interests guided Florentine policies. Francesco Datini, the "merchant of Prato", established in 1383 an Arte della Lana for that small Tuscan city. The sheepwalks of Castile shaped the landscape and the fortunes of the meseta that lies in the heart of the Iberian peninsula; in the sixteenth century, a unified Spain allowed export of Merino lambs only with royal permission. The German wool market - based on sheep of Spanish origin - did not overtake British wool until comparatively late. The Industrial Revolution introduced mass production technology into wool and wool cloth manufacturing. Australia's colonial economy was based on sheep raising, and the Australian wool trade eventually overtook that of the Germans by 1845, furnishing wool for Bradford, which developed as the heart of industrialized woollens production.

A World War I era poster sponsored by the United States Department of Agriculture encouraging children to raise sheep to provide needed war supplies.

Due to decreasing demand with increased use of synthetic fibers, wool production is much less than what it was in the past. The collapse in the price of wool began in late 1966 with a 40% drop; with occasional interruptions, the price has tended down. The result has been sharply reduced production and movement of resources into production of other commodities, in the case of sheep growers, to production of meat.

Superwash wool (or washable wool) technology first appeared in the early 1970s to produce wool that has been specially treated so that it is machine washable and may be tumble-dried. This wool is produced using an acid bath that removes the "scales" from the fiber, or by coating the fiber with a polymer that prevents the scales from attaching to each other and causing shrinkage. This process results in a fiber that holds longevity and durability over synthetic materials, while retaining its shape.

In December 2004, a bale of the world's finest wool, averaging 11.8 micron, sold for $3,000 per kilogram at auction in Melbourne, Victoria. This fleece wool tested with an average yield of 74.5%, 68 mm long, and had 40 newtons per kilotex strength. The result was $AUD279,000 for the bale. The finest bale of wool ever auctioned sold for a seasonal record of 269,000 cents per kilo during June 2008. This bale was produced by the Hillcreston Pinehill Partnership and measured 11.6 microns, 72.1% yield and had a 43 Newtons per kilotex strength measurement. The bale realized $247,480 and was exported to India.

During 2007 a new wool suit was developed and sold in Japan that can be washed in the shower, and dries off ready to wear within hours with no ironing required. The suit was developed using Australian Merino wool and it enables woven products made from wool, such as suits, trousers and skirts, to be cleaned using a domestic shower at home.

In December 2006 the General Assembly of the United Nations proclaimed 2009 to be the International Year of Natural Fibres, so to raise the profile of wool and other natural fibers.

Our Products

Luxury wool bedding sets contain 100% merino wool. The unique designs in blankets and pillows and superior product created from this magnificent natural wool have made it popular around the world. As well as traditional wool products, new, modern designs are developed by the factories and workshops to ensure Luxury wool items maintain their appeal. Hand woven fabric appears in many forms, including blankets and pillows. These beautiful items are perfect for wedding gifts, anniversary gifts or corporate gifts.

Luxury wool is known for its calming and soothing as well as for thin, shining-like quality and expert craftsmanship. Our mission is to bringing our customers the high quality Luxury wool items at competitive price. Our supplier who represents only the most renowned and oldest European wool products manufacturers agreed to supply us with many kinds of Luxury wool products. We will transmit any orders received to our supplier for shipment. Our customers will be responsible to cover the shipping costs. Shipping costs will be added automatically to a customer’s final bill.

Customers

We sell our products to both retail and wholesale customers. Our retail customers can purchase our products from any countries from all over the world placing their orders on our website and paying by credit card. Our President and sole director, Mr. Andre Troshin markets our products and negotiates agreements with potential wholesale customers in North American countries. We use marketing strategies, such as web advertisements, direct mailing, and phone calls to market our products and acquire potential customers. We plan to attend trade shows in our industry to showcase our product with a view to find new customers. If sales support the expense we plan to hire a sales representative. The salesperson’s job will be to find new wholesale customers and execute agreements with them to buy our products.

We range of potential purchasers that we will seek as customers include:

 Retail customers purchasing our Luxury wool on-line;
 Large department stores such as Sears, Kmart, Macy’s;
 Small gift stores;
 Other on-line stores selling Luxury wool and any kind of gifts;
 Other wool products distributors.

Competition

There are many well-established manufacturing, distribution and retail sales companies selling Luxury wool products. We expect to face medium to high level of resistance when we enter the market, where it will be up to our marketing efforts and negotiation skills to acquire new customers. Most of our competitors have greater financial resources and may be able to withstand sales or price decreases well than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Luxury wool is distributed by many companies as well as numerous stores and websites in Europe and North America. To compete with other companies, we plan is to use helpful customer service and offer wide assortment of Luxury wool at competitive prices. We will take significant efforts to promote our product using marketing and internet tools.

Website Marketing Strategy

We use our website www.pugettechnologies.com to market and display our products. Our website describes our products in detail, shows our contact information, and includes some general information and pictures of Luxury wool. We intend to continue to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and metatags, and utilizing link and banner exchange options. We will also promote our website by displaying it on our promotion materials.

To enhance our sales and to advertise our product we plan to keep improving and developing our website to make it as “user friendly” as possible. Our website will eventually offer a large array of Luxury wool bedding and by becoming a “one-stop shopping” destination will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced Luxury wool bedding sets. Our online store will eventually provide customers with an easy-to-use shopping alternative. The website will be available 24 hours a day, seven days a week allowing customers to shop for our products directly from their homes or offices. We will attempt to provide a customer service department via email where consumers can resolve order and product questions.

Agreement with our supplier

On October 7, 2011, we entered into a Supply Agreement, with Wollwarenfabrik und Handelsgesellschaft mbH , a German company, which is an established distributor of wool products. Wollwarenfabrik und Handelsgesellschaft mbH is a large and well-established supplier and distributor of wool products in Germany. The terms and conditions of the Supply Agreement provide that, among other things, we have the right to purchase Luxury wool bedding sets at item prices identified in the Supply Agreement.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.  We do not believe that government regulation will have a material impact on the way we conduct our business.

Patents, Trademarks and Copyrights

We do not own, either legally or beneficially, any patents or trademarks.  We intend to protect our website with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

Research and Development Activities and Costs

We have not incurred any research and development costs to date.

Facilities

We currently do not own any physical property or own any real or intangible property.  Our current business address is 227 Bellevue Way NE, 411, Bellevue, WA 98004.  Our telephone number is (206) 350-6345.

Andre Troshin, our sole officer and director, works on Company business from a home office.  This location serves as our primary office for planning and implementing our business plan.  Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.  The Company intends to lease its own offices at such time as it has sufficient financing to do so.

Employees and Employment Agreements

We have only one employee as of the date of this prospectus. Mr. Troshin is our sole employee who currently provides his services on a consultant basis without compensation.   Mr. Troshin plans to devote as much time as the Board of Directors determines is necessary for him to manage the affairs of the Company.  As our business and operations increase, we will hire full time management and administrative support personnel.

Reports to Stockholders

We are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may obtain copies of these reports from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M. or on the SEC’s website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.  Risk Factors

Risks Relating to our Business

Because our independent registered public accountants have issued a going concern opinion, there is substantial uncertainty that we will continue operations, in which case you could lose your investment.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

We have a limited operating history and have maintained losses since inception, which we expect to continue into the future.

We were incorporated on March 17, 2010 and have very limited operations.  We have realized $58,815 in revenues to date. Our net loss from inception to October 31, 2012 is $19,697. Based upon our proposed plans, we expect to incur significant operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, marketing and distribution of our product. We may fail to generate sufficient revenues in the future. If we cannot attract a significant number of purchasers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital may be required in the event that:

 the actual expenditures required to be made are at or above the higher range of our estimated expenditures;
 we incur unexpected costs in completing the development of our business or encounter any unexpected difficulties;
 we incur delays and additional expenses related to the development of our product or a commercial market for our product; or
 we are unable to create a substantial market for our products; or we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

The Luxury wool bedding sets distribution market is fragmented and competitive and we may not be able to compete successfully with our existing competitors or new entrants into the markets we serve.

The Luxury wool bedding sets distribution market is fragmented and competitive.  Our competition varies by product line, customer classification and geographic market.  The principal competitive factors in our industry are quality of product, pricing, service and delivery capabilities and availability of product.  We will compete with many local, regional and national Luxury wool bedding sets distributors and dealers.  In addition, some Luxury wool bedding sets suppliers might sell and distribute their products directly to our customers, and the volume of such direct sales could increase in the future.  Additionally, distributors of products similar to those distributed by us, such as distributors of Polish wool bedding sets, may elect to sell and distribute to our customers in the future or enter into exclusive supplier arrangements with other distributors.  Most of our competitors have greater financial resources and may be able to withstand sales or price decreases more effectively than we can.  We also expect to continue to face competition from new market entrants.  We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

We depend on independent Luxury wool bedding sets suppliers for our business to operate.

We are and will continue to be for the foreseeable future, substantially dependent on independent Luxury wool bedding sets suppliers to deliver our Luxury wool bedding sets products. We do not have our own manufacturing facilities to produce Luxury wool bedding sets. We are and will continue to be for the foreseeable future, entirely dependent on third parties to supply Luxury wool bedding sets to operate our Luxury wool bedding sets distribution business. We rely on third-party supply companies to supply Luxury wool bedding sets and deliver it to us for resale. We can make no assurance that we will be able to establish and maintain these third-party relationships or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms. As independent companies, these Luxury wool bedding sets suppliers make their own business decisions. Such suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability. They may have the right to determine whether, and to what extent, they produce and distribute our products, likely some of our competitors’ products and their own products. Some of the business for these Luxury wool bedding sets suppliers will likely come from producing or selling our competitors’ products. These Luxury wool bedding sets suppliers may devote more resources to other products or take other actions detrimental to our brands. In addition, their financial condition could also be adversely affected by conditions beyond our control and our business could suffer. In addition, we will face risks associated with any Luxury wool bedding sets supplier’s failure to adhere to quality control and service guidelines we establish or failure to ensure an adequate and timely supply of product to our potential and future customers. Any of these factors could negatively affect our business and financial performance. If we are unable to obtain and maintain a source of supply for Luxury wool bedding sets, our business will be materially and adversely affected.

If we are unable to build and maintain our brand image and corporate reputation, our business may suffer.

We are a new company, having been formed and commenced operations only in 2010.  Our success depends on our ability to build and maintain the brand image for our Luxury wool bedding sets products and effectively build the brand image for any new products.  We cannot assure you, however, that any additional expenditures on advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Actual or perceived product quality issues or allegations of product flaws, even if false or unfounded, could tarnish the image of our brand and may cause consumers to choose other products.  Allegations of product defects, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected product was distributed.  Product recalls would negatively affect our profitability and brand image.

Changes in economic conditions that impact consumer spending could harm our business.

Our financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly spending associated with luxury products, such as Luxury wool bedding sets, which is not indispensable to maintaining a basic lifestyle.  Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of consumer spending or shifts in consumer spending to other products could have a material adverse effect on our growth, sales and profitability.

Because we will import our products from Germany and distribute them in the US, a disruption in the delivery of exported products may have a greater effect on us than on our competitors.

We import our product from Germany.  Because we import our product and deliver it directly to our customers, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and/or warehouse products in Europe and North America.  Deliveries of our products may be disrupted through factors such as:

 raw material shortages, work stoppages, strikes and political unrest;
 fuel price increases;
 problems with ocean shipping, including work stoppages and shipping;
 container shortages;
 increased inspections of import shipments or other factors causing delays in shipments; and
 economic crises, international disputes and wars.

Some of our competitors warehouse products they import from overseas, which allows them to continue delivering their products for the near term, despite overseas shipping disruptions. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

Price competition could negatively affect our gross margins.

Price competition could negatively affect our operating results.  To respond to competitive pricing pressures, we will have to offer our products at lower prices in order to retain or gain market share and customers.  If our competitors offer discounts on products in the future, we will need to lower prices to match the competition, which could adversely affect our gross margins and operating results.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Currently, we have only one employee who is also our sole officer and director. We depend entirely on Mr. Troshin for all of our operations.  The loss of Mr. Troshin will have a substantial negative effect on our company and may cause our business to fail.  Mr. Troshin has not been compensated for his services since our incorporation, and it is highly unlikely that he will receive any compensation unless and until we generate substantial revenues.  There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  The loss of Mr. Troshin’s services could prevent us from completing the development of our business distributing Luxury wool bedding products and having revenues.  In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our sole officer and director. We do not anticipate entering into employment agreements with him or acquiring key man insurance in the foreseeable future.

We may not be able to compete effectively against our competitors.

The market for Luxury wool bedding sets distribution business is highly competitive and fragmented, with low barriers to entry.  The Company expects competition to intensify in the future.  We compete in each of our markets with numerous national, regional and local companies, many of which have substantially greater financial, managerial and other resources that are presently not available to us.  Numerous well-established companies are focusing significant resources on providing different kind of bedding sets that will compete with our products.  No assurance can be given that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products, will not rise.  In the event that we cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on our business, results of operations and financial condition.

Our officers and directors are engaged in other activities and may not devote sufficient time to our affairs, which may affect our ability to conduct operations and generate revenues.

Our sole officer and director has existing responsibilities and has additional responsibilities to provide management and services to other entities.  We initially expect Mr. Troshin to spend approximately 20 hours a week on the business of our company.  As a result, demands for the time and attention from Mr. Troshin from our company and other entities may conflict from time to time. Because we rely primarily on Mr. Troshin to maintain our business contacts and to promote our product, his limited devotion of time and attention to our business may hurt the operation of our business.

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, our business and management.

As of the date of this prospectus, our sole officer and director, Mr. Troshin, beneficially owns 3,000,000 shares of our common stock in the aggregate, or 91% of our issued and outstanding shares of common stock.   As a result, our sole officer and director will have significant influence to:

 Elect or defeat the election of our directors;
 amend or prevent amendment of our articles of incorporation or bylaws;
 effect or prevent a merger, sale of assets or other corporate transaction; and
 affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by Mr. Troshin, new investors may not be able to effect a change in our business or management, and therefore, stockholders would have no recourse as a result of decisions made by management.

In addition, sales of significant amounts of shares held by our Mr. Troshin, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which requires us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs will negatively affect our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.  In order to comply with such requirements, our independent registered public accountants will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel will have to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our independent registered public accountants and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Mr. Troshin lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002.  Our CEO has never been responsible for managing a publicly traded company.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status.  If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Risks Associated with our Common Stock

Due to the lack of an active trading market for our securities, you may have difficulty selling any shares you purchase in this offering.

Our shares are quoted on the Over-the-Counter Bulletin Board (“OTCBB”).  The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities.  The OTCBB is not an issuer listing service, market or exchange.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority.  Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 to 60 day grace period if they do not make their required filing during that time.  We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between us and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities.  If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  Our common stock is subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable.  Investors that require liquidity should also not invest in our common stock.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.  There is no established trading market and should one develop, it will likely be volatile and subject to minimal trading volumes.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 110,000,000 shares of common stock. At present, there are 3,300,000 issued and outstanding shares of common stock.  Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders.

Consequently, our stockholders may experience more dilution in their ownership of our Company in the future, which could have an adverse effect on the trading market for our shares of common stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of the company.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation.  The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:  (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more.  The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders.  The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our board of directors.

Item 2.  Properties

We do not currently own any real property.  Our corporate offices are located at 227 Bellevue Way NE, 411, Bellevue, WA 98004.   Mr. Troshin is providing us this office space free of charge. This location will serve as our primary executive offices for the foreseeable future.  Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3.  Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.   Mine Safety Disclosures

N/A

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol PUGE. There has been no active trading of our stock on the OTC Bulletin Board.

Penny Stock Rules

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act.  The shares will remain penny stocks for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

-  contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

-  contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

-  contains a brief, clear, narrative description of a dealer market, including "bid" and "ask"  price for the penny stock and the significance of the spread between the bid and ask price;

-  contains a toll-free telephone number for inquiries on disciplinary actions;

-  defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-  contains such other information and is in such form (including language,type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-  the bid and offer quotations for the penny stock;

-  the compensation of the broker-dealer and its salesperson in the transaction;

-  the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-  monthly account statements showing the market value of each penny stock held in the customer's  account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

Section 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended October 31, 2012.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in our development stage and have generated $58,815 in revenues to date.

We generated revenues of $58,815 and $0 for the years ended October 31, 2012 and 2011.  The cost of sales for the same periods was $63,761 and $0, respectively.

Our expenses for year ended October 31, 2012 consisted of $1,960 in legal and professional fees, $7,130 in marketing and advertising and $140 in other general and administrative expenses.  In comparison our expenses for year ended October 31, 2011 consisted of $5,500 in legal and professional fees and $8 in other general and administrative expenses.

We generated $58,815 with $63,761 in cost of sales resulting in gross loss of $4,946 for the period from inception (March 17, 2010) through October 31, 2012.  Our net loss from inception (March 17, 2010) through October 31, 2012 was $19,697.

We received our initial funding of $3,000 through the sale of common stock to Andre Troshin who purchased 3,000,000 shares of our common stock at $0.001 per share in October, 2010.

On July 31, 2012, the Company closed its registered offering raising $12,000 from the sale of 300,000 shares of common stock, par value $.001, at the offering price of $.04 per share.

Liquidity and Capital Resources

We had $36 in cash at October 31, 2012, and there were outstanding liabilities of $4,733.  Mr. Troshin has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we have adequate revenue or other funding, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Plan of Operation

Our current cash balance is $36.  Our cash balance along with anticipated revenue from sales may not be sufficient to cover the expenses we will incur during the next twelve months.

Our business is the distribution if Luxury wool bedding sets produced in Germany to North America.  We have generated revenues of $58,815 and our principal business activities to date consist of creating a business plan, entering into a Supply Agreement, dated October 7, 2011, with Wollwarenfabrik und Handelsgesellschaft mbH, a German company, which is an established distributor of wool products and working on selling our offering of our common stock.  Wollwarenfabrik und Handelsgesellschaft mbH is a large and well-established supplier and distributor of wool products in Germany. The terms and conditions of the Supply Agreement provide that, among other things, we have the right to purchase Luxury wool products at item prices identified in the Supply Agreement.

Our customers are asked to 100% prepay for the products. Customers have three options to pay for our products: by credit card, by wire transfer or by sending a check/money order.  If customer decides to pay by check/money order, then we apply a certain amount of days before shipping to have the check/money order cleared. Customers are responsible to cover the shipping costs. Shipping costs are added automatically to a customer’s final bill. As soon as we receive prepayment for the products from our customers purchase these products from our supplier by wire transfer or credit card payment including shipping costs.  The purchased products are shipped directly to the customers.

Milestones

We plan on accomplishing the following milestones during the next twelve months:

Set up Office.
Time Frame: 1st- 6th months.

We were not able to sell our entire offering so we will have to rely on sales revenue to generate the funds required to set up our office in the US and acquire the necessary equipment to furnish the office.  In the meantime we will continue to utilize the premises provided by Andre Troshin. He will also continue to handle our administrative duties.

Continue to Expand Our Website.
Time Frame: 3rd-9th months.

We registered our web domain www.pugettechnologies.com  and set up our website.  As funds become available from sales we plan to expand our website, updating and improving it to provide options such as online ordering.

Continue Advertising/ Marketing Campaign.
Time Frame: 1st-12th months.

We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers.  We also  expect  to get  new  clients  from  “word  of  mouth” advertising  where our new  clients will  refer  their  friend and colleagues to us.  As funds allow, we plan to attend trade shows in our industry to showcase our product with a view to find new customers.  We also will use internet promotion tools on Facebook and Twitter to advertise our products and company.

Negotiate service agreements with potential wholesale customers.
Time Frame: 1st-12th months.

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
Time Frame: 6th-12th months.

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

If we are unable to attract more customers we may have to suspend or cease operations.  If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations we likely will dissolve and file for bankruptcy and shareholders would lose their entire investment in our company.

Item 8.  Financial Statements

Puget Technologies, Inc.
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

Balance Sheet:
October 31, 2012 and 2011	F-3

Statements of Operations:
For the periods ended October 31, 2012 and 2011	F-4

Statements of Stockholders' Deficit:
For the periods ended October 31, 2012 and 2011	F-5

Statements of Cash Flows:
For the periods ended October 31, 2012 and 2011	F-6

Notes to Financial Statements:
October 31, 2012	F-7

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Puget Technologies, Inc.

We have audited the accompanying balance sheets of Puget Technologies, Inc. (A Development Stage Company) as of October 31, 2012, and the related statements of operations, stockholders’ equity and cash flows for the period then ended, and the period March 17, 2010 (inception) to October 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puget Technologies, Inc. (A Development Stage Company) as of October 31, 2012 and 2011, and the results of its operations and cash flows for the periods then ended and March 17, 2010 (inception), to October 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington
February 7, 2013

PUGET TECHNOLOGIES, INC.
(A Development Stage Company)
Balance Sheet

	As of	As of
	October 31, 2012	October 31, 2011
	(Audited)	(Audited)

ASSETS

Current Assets
Cash	$36	$5,100
Inventory	-	2,070

Total Current Assets	36	7,170

Total Assets	$36	$7,170

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable (Related Party)	$4,733	$9,692

Total Current Liabilities	4,733	9,692

Total Liabilities	4,733	9,692

Stockholders' Equity

Common stock, $.001 par value, 110,000,000 authorized
3,300,000 and 3,000,000 shares issued and outstanding as of	$3,300	$3,000
October 31, 2012 and October 31, 2011
Additional Paid-In Capital	11,700	-
Income (deficit) accumulated during development stage	(19,697)	(5,522)

Total Stockholders' Equity (Deficit)	(4,697)	(2,522)

Total Liabilities & Stockholders' Equity	$36	$7,170

PUGET TECHNOLOGIES INC.
(A Development Stage Company)
Audited Statement of Operations

			March 17, 2010
	Year	Year	(inception)
	ended	ended	through
	31-Oct-12	31-Oct-11	31-Oct-12

Revenues

Revenues	$58,815	$-	$58,815

Cost of Sales	63,761	-	63,761

Gross Profit	(4,946)	-	(4,946)

General & Administrative Expenses

Legal and professional fees	1,960	5,500	7,460
Marketing and advertising	7,130	-	7,130
Other general and administrative	140	8	162

Total Expenses	9,229	5,508	14,751

Net Income (Loss)	$(14,175)	$(5,508)	$(19,697)

Net Loss Per Basic and
Dilited share	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	3,300,000	3,000,000

Puget Technologies, Inc.
(A Development Stage Company)
Audited Statement of changes in Shareholders' Equity (Deficit)
From March 17, 2010 (Inception) through October 31, 2012

				Deficit
			Additional	accumulated
	Common Stock		Paid-in	during	Total
	Shares	Amount	Capital	development

Inception, March 17, 2010	-	$-	$-	$-	$-

Common stock issued for cash October 1, 2010	3,000,000	3,000	-	-	3,000
Net (Loss)				(14)	(14)
Balance, October 31, 2010	3,000,000	$3,000	$-	$(14)	$2,986

Net (Loss)				(5,508)	(5,508)
Balance, October 31, 2011	3,000,000	$3,000	$-	$(5,522)	$(2,522)

Common stock issued for cash July 31, 2012	300,000	300	11,700		12,000
Net (Loss)				(14,175)	(14,175)
Balance, October 31, 2012	3,300,000	$3,300	$11,700	$(19,697)	$(4,697)

PUGET TECHNOLOGIES, INC.
(A Development Stage Company)
Audited Statement of Cash Flows

		March 17, 2010
	Year	(inception)
	ended	through
	31-Oct-12	31-Oct-12

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(14,175)	$(19,697)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Notes Payable	(4,959)	4,733
Increase (decrease) in Inventory	2,070	-

Net cash provided by (used in) operating activities	(17,064)	(14,964)

CASH FLOWS FROM INVESTING ACTIVITIES

	-	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	12,000	15,000

Net cash provided by (used in) financing activities	12,000	15,000

Net increase (decrease) in cash	(5,064)	36

Cash at beginning of period	5,100	-

Cash at end of period	$36	$36

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

PUGET TECHNOLOGIES. INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2012
(Audited)

1.    ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010. Our business is the distribution of Luxury wool bedding sets produced in Germany. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities ("ASC-915"). The Company has generated $58,813 in revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on March 17, 2010 through October 31, 2012 the Company has accumulated losses of $19,697.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $19,767 as of October 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $36 cash and $-0- cash equivalents as of October 31, 2012.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature.

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity ofthese instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Fiscal Periods

The Company's fiscal year end is October 31.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $7,129.56 in advertising costs during the period March 17, 2010 (inception) to October 31, 2012.

3.    COMMON STOCK

The authorized capital of the Company is 110,000,000 common shares with a par value of $0.001 per share.

On October 01, 2010, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.

During the month of June 2012 the Company issued 300,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $12,000.

4.    INCOME TAXES

As of October 31, 2012 the Company had net operating loss carry forwards of $19,697 that may be available to reduce future years' taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5.    RELATED PARTY TRANSACTIONS

On October 01, 2010, the Company sold 3,000,000 shares of common stock at a price of $0.001 per share to its director.

As of October 31, 2012 the total loan amount unpaid to the Company’s director was $4,733.19. The loan is non-interest bearing, due upon demand and unsecured.

6.   RISK CONCENTRATION

Major Customers

During 2012, all of the company’s revenues were derived from one major customer, Elite Products, Inc.

Major Vendors

During 2012, all of the company’s purchases were from two major vendors, Martherm Company and Comfort Inc.

7.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

Item 9.  Changes in and Disagreements with Accountants on Financial Disclosure

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

On January 31, 2013, the Board of Directors of the Registrant, at the request of the Registrant, accepted the resignation of CANUSWA Accounting and Tax Services, Inc. and re-engaged the prior auditor Thomas J. Harris, CPA as its independent registered public accounting firm.  The Board of Directors of the Registrant approved of the resignation of CANUSWA Accounting and Tax Services, Inc. and the re-engagement of Thomas J. Harris CPA.

CANUSWA Accounting and Tax Services, Inc. was engaged on January 24, 2013 and through the date of resignation on January 31, 2013 had not issued any reports or opinions for the Registrant.

We provided CANUSWA Accounting and Tax Services, Inc. with a copy of the foregoing disclosure, and requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosure. We included as an Exhibit to our Form 8-K filed on February 7, 2013, a copy of the letter from CANUSWA Accounting and Tax Services, Inc. as required by Item 304(a)(3) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The names, ages and titles of our executive officers and directors are as follows:

Name	Age	Position
Andre Troshin	35	President, Secretary, Treasurer and Director

Andre Troshin has served as our President, Treasurer and Director since our formation on March 17, 2010.  Since 2002, Mr. Troshin has been self-employed operating a business of consulting small business owners in European Union.  Mr. Troshin’s experience, excellent communication skills and enthusiasm for entrepreneurship led to our conclusion that Mr. Troshin should be serving as a member of our Board of Directors.

Term of Office

Each of our directors serves for a term on our Board of Directors that expires until the next annual meeting of shareholders, until his successor shall have been elected and the provisions of the Nevada Revised Statues.  Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Committees of the Board Of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors, both of whom also serve as officers of the Company. Thus, there is an inherent conflict of interest.

Significant Employees

We have no employees.  Our sole officer and director, Andre Troshin, is an independent contractor to us and currently devotes approximately 20 hours per week to Company matters.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Item 11.  Executive Compensation

MANAGEMENT COMPENSATION

The following table sets forth information concerning annual and long-term compensation of the Company for the fiscal year ended October 31, 2012 and 2011, for its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)
Andre Troshin (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
_________
(1) President, Secretary, Treasurer and Director.

Employment Agreements, Termination of Employment, Change-In-Control Arrangements

There is currently no employment or other contract or arrangement with any of our officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to officers that would result from their resignation, retirement or other termination from us. There are no arrangements for our officers that would result from a change-in-control.  None of our officers have received monetary compensation since our inception to the date of this prospectus.

Stock Option Grants

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our officers or directors since our inception; accordingly, none were outstanding at October 31, 2012.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of October 31, 2012:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Andre Troshin (1)	0	0	0	0	0	0	0
______
(1) President, Secretary, Treasurer and Director.

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following information table sets forth certain information regarding our common stock owned on October 31, 2012, by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percentage (3)
Andre Troshin President, Secretary, Treasurer and Director	3,000,000 shares of common stock	91%

All Directors and Officers as a Group (1 person)	3,000,000 shares of common stock	91%

(1)  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown, subject to applicable community property laws, and the mailing address for each beneficial owner is 227 Bellevue Way NE, 411, Bellevue, WA 98004

(2) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this prospectus.  As of the date of this prospectus, there were 3,000,000 shares of our common stock issued and outstanding.

(3)  Based on 3,300,000 shares of common stock outstanding as of the date of this report.

Item 13. Certain Relationships and Related Transactions

On October 14, 2010, we offered and sold to Andre Troshin, our President, Secretary, Treasurer and Director, a total of 3,000,000 shares of common stock for a purchase price of $0.001 per share, for aggregate proceeds of $3,000.

Besides the purchase of shares as discussed above and the loans disclosed in the table below, we have not entered into any other transaction, nor are there any proposed transactions, in which our directors and officers, or any significant stockholder, or any member of the immediate family of any of the foregoing, had or is to have a direct or indirect material interest.

As of October 31, 2012, there is a loan payable due to Andre Troshin for $4,733, which is non-interest bearing with no specific terms of repayment.

Our officer and director may be considered a promoter of the Company due to his participation in and management of the business since our incorporation.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14.  Principal Accounting Fees and Services

The total fees charged to the company for audit services, including quarterly reviews, were $3,750, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended October 31, 2012.

The total fees charged to the company for audit services, including quarterly reviews, were $2,500, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended October 31, 2011.

PART IV

Item 15.  Exhibits

The following exhibits are included with this filing:

Exhibit Number	Description

3(i)	Articles of Incorporation*

3(ii)	Bylaws*

31.1	Sec. 302 Certification of CEO

31.2	Sec. 302 Certification of CFO

32.1	Sec. 906 Certification of CEO

32.2	Sec. 906 Certification of CFO

101	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Included in our filing on Form S-1 under Commission File Number 333-179212.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puget Technologies Inc.

February 8, 2013	By:	/s/ Andre Troshin
By: Andre Troshin
(Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Andre Troshin	Chief Executive Officer	February 8, 2013
Andre Troshin	Title	Date

/s/ Andre Troshin	Chief Financial Officer	February 8, 2013
Andre Troshin	Title	Date

/s/ Andre Troshin	Principal Accounting Officer	February 8, 2013
Andre Troshin	Title	Date