Form 10-K/A
period 2012-10-31
PUGET TECHNOLOGIES, INC.
filed 2013-02-11
CIK 1540615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10- K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Puget Technologies, Inc. Annual Report on Form 10-K for the year ended October 31, 2012, filed with the Securities and Exchange Commission on February 11, 2013 (the “Form 10-K”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  The XBRL files did not get correctly transmitted by our EDGAR filing agent on the original Form 10-K filing.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Puget Technologies Inc.

February 11, 2013	By:	/s/ Andre Troshin
By: Andre Troshin
(Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Andre Troshin	Chief Executive Officer	February 11, 2013
Andre Troshin	Title	Date

/s/ Andre Troshin	Chief Financial Officer	February 11, 2013
Andre Troshin	Title	Date

/s/ Andre Troshin	Principal Accounting Officer	February 11, 2013
Andre Troshin	Title	Date