Form 10-Q
period 2013-01-31
PUGET TECHNOLOGIES, INC.
filed 2013-03-15
CIK 1540615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,300,000 shares as of March 14, 2013.

ITEM 1.  FINANCIAL STATEMENTS

PUGET TECHNOLOGIES, INC.
(A Development Stage Company)
Balance Sheet

	As of	As of
	January 31, 2013	October 31, 2012
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$1,601	$36
Inventory	-	-

Total Current Assets	1,601	36

Total Assets	$1,601	$36

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable	$5,058	$4,733

Total Current Liabilities	5,058	4,733

Total Liabilities	5,058	4,733

Stockholders' Equity

Common stock, $.001 par value, 110,000,000 authorized 3,300,000 and 3,300,000 shares issued and outstanding as of January 31, 2013 and October 31, 2012	$3,300	$3,300

Additional Paid-In Capital	11,700	11,700

Income (deficit) accumulated during development stage	(18,457)	(19,697)

Total Stockholders' Equity (Deficit)	(3,457)	(4,697)

Total Liabilities & Stockholders' Equity	$1,601	$36

PUGET TECHNOLOGIES INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			March 17, 2010
	3 Months	3 Months	(inception)
	ended	ended	through
	31-Jan-13	31-Jan-12	31-Jan-13

Revenues

Revenues	$32,275	$-	$91,089

Cost of Sales	27,741	-	91,502

Gross Profit	4,534	-	(412)

General & Administrative Expenses

Legal and professional fees	3,064	-	10,524
Marketing and advertising	-	94	7,130
Other general and administrative	230	-	392

Total Expenses	3,294	94	18,045

Net Income (Loss)	$1,240	$(94)	$(18,457)

Net Loss Per Basic and
Dilited share	$0.00	$(0.00)

Weighted average number of Common Shares outstanding	3,300,000	3,000,000

PUGET TECHNOLOGIES, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			March 17, 2010
	3 Months	3 Months	(inception)
	ended	ended	through
	31-Jan-13	31-Jan-12	31-Jan-13

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$1,240	(94)	$(18,457)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Notes Payable	325	3,036	5,058
Increase (decrease) in Inventory	-	-	-

Net cash provided by (used in) operating activities	1,565	2,942	(13,399)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	-	15,000

Net cash provided by (used in) financing activities	-	-	15,000

Net increase (decrease) in cash	1,565	2,942	1,601

Cash at beginning of period	36	5,100	-

Cash at end of period	$1,601	8,042	$1,601

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	-	$-

Income Taxes	$-	$-	$-

PUGET TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Financial Statements
JANUARY 31, 2013

1.    ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010. Our business is the distribution of Luxury wool bedding sets produced in Germany. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities ("ASC-915"). The Company has generated $91,089 in revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on March 17, 2010 through January 31, 2013 the Company has accumulated losses of $18,457.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $18,457 as of January 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $1,601 cash and $-0- cash equivalents as of January 31, 2013.

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

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $7,130 in advertising costs during the period March 17, 2010 (inception) to January 31, 2013.

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

4.    INCOME TAXES

As of January 31, 2013 the Company had net operating loss carry forwards of $18,457 that may be available to reduce future years' taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5.    RELATED PARTY TRANSACTIONS

On October 01, 2010, the Company sold 3,000,000 shares of common stock at a price of $0.001 per share to its director.

As of January 31, 2013 the total loan amount unpaid to the Company’s director was $5,058. The loan is non-interest bearing, due upon demand and unsecured.

6.    RISK CONCENTRATION

Major Customers

During 2012, all of the company’s revenues were derived from one major customer, Elite Products, Inc.

Major Vendors

During 2012, all of the company’s purchases were from two major vendors, Martherm Company and Comfort Inc.

7.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

Results of Operations

We are still in our development stage and have generated $91,089 in revenues to date.

We generated revenues of $32,275 and $0 for the three month periods ended January 31, 2013 and 2012.  The cost of sales for the same three month periods were $27,741 and $0, respectively. We generated $91,089 with $91,502 in cost of sales resulting in a loss of $412 for the period from inception (March 17, 2010) through January 31, 2013.  Our expenses for the same period consisted of $10,524 in legal and professional fees, $7,130 in marketing and advertising and $392 in other general and administrative expenses.

Our net income for the three months ended January 31, 2013 was $1,240.  Our net loss from inception (March 17, 2010) through January 31, 2013 was $18,457.

We received our initial funding of $3,000 through the sale of common stock to Andre Troshin who purchased 3,000,000 shares of our common stock at $0.001 per share in October, 2010.

On July 31, 2012, the Company closed its registered offering raising $12,000 from the sale of 300,000 shares of common stock, par value $0.001, at the offering price of $0.04 per share.

Liquidity and Capital Resources

We had $1,601 in cash at January 31, 2013, and there were outstanding liabilities of $5,058. Mr. Troshin has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we have adequate revenue, but he has no legal obligation to do so.

Plan of Operation

Our current cash balance is $1,601. We believe our cash balance along with anticipated revenue from sales will be sufficient to cover the expenses we will incur during the next twelve months.

Our business is the distribution if Luxury wool bedding sets produced in Germany to North America. We have generated revenues of $91,089 and our principal business activities to date consist of creating a business plan, entering into a Supply Agreement, dated October 7, 2011, with Wollwarenfabrik und Handelsgesellschaft mbH, a German company, which is an established distributor of wool products and working on selling our offering of our common stock. Wollwarenfabrik und Handelsgesellschaft mbH is a large and well-established supplier and distributor of wool products in Germany. The terms and conditions of the Supply Agreement provide that, among other things, we have the right to purchase Luxury wool products at item prices identified in the Supply Agreement.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2013.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Puget Technologies, Inc.
Registrant

Date: March 14, 2013	By:	/s/ Andre Troshin
Andre Troshin, Chief Executive Officer,
Chief Financial and Accounting Officer and
Sole Director