Form 10-Q
period 2013-04-30
PUGET TECHNOLOGIES, INC.
filed 2013-06-21
CIK 1540615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-179212

PUGET TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	01-0959140
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

227 Bellevue Way NE, Suite 411
Bellevue, Washington 98004
 (Address of principal executive offices, zip code)

(206) 350-6345
 (Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):  Yes  ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2013 and as of June 19, 2013, there were 3,300,000 shares of common stock, $0.001 par value per share, outstanding.

PUGET TECHNOLOGIES INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 30, 2013

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of April 30, 2013 (unaudited) and October 31, 2012.	4

		Statements of Operations for the three months ended April 30, 2013 and 2012, for the six months ended April 30, 2013 and 2012, and the period from March 17, 2009 (Inception) to April 30, 2013 (unaudited).	5

		Statements of Cash Flows for the three months ended April 30, 2013 and 2012, the six months ended April 30, 2013 and 2012, and the period from March 17, 2009 (Inception) through April 30, 2013 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4.	Controls and Procedures.	13

Part II.	Other Information

	Item 1.	Legal Proceedings.	16

	Item 1A.	Risk Factors	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

	Item 3.	Defaults Upon Senior Securities.	16

	Item 4.	Mine Safety Disclosures.	16

	Item 5.	Other Information.	16

	Item 6.	Exhibits.	17

Signatures			18

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Puget Technologies Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of housing prices, the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

 PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

Puget Technologies, Inc.
(A Development Stage Enterprise)
Balance Sheet

	April 30	October 31
	2013	2012
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	51	36
Accounts receivable	-	-
Inventory	-	-
Total current assets	51	36

Fixed Assets
Furniture and Equipment		-
Computer Equipment	-
Leasehold Improvements
Total Fixed Assets	-	-
Less Accumulated Depreciation	-
Net Fixed Assets	-	-

Total assets	51	36

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	5,023	-
Accrued taxes	-	-
Advances from shareholder	-	-
Notes payable	13,134	4,733
Total current liabilities	18,157	4,733

Total liabilities	18,157	4,733

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;
3,300,000 and 3,300,000 shares issued and outstanding	3,300	3,300
Additional paid in capital	11,700	11,700
Deficit accumulated during the development stage	(33,106)	(19,697)
Total stockholders' equity/(deficit)	(18,106)	(4,697)
Total liabilities and stockholders' equity	51	36

Puget Technologies, Inc.
(A Development Stage Enterprise)
Statements of Operations

					Cumulative,
					Inception,
					March 17,
	Three Months	Three Months	Six Months	Six Months	2010 Through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	-	1	32,275	1	91,090

Cost of Sales	-	-	27,741	-	91,501

Gross profit	-	1	4,534	1	(411)

General and administrative expenses:
Salaries	-	-	-	-	-
Depreciation and Amortization	-	-	-	-	-
Legal and professional fees	7,650	5,500	10,714	-	18,174
Marketing and Advertising	4,074	54	4,074	-	11,204
Insurance	-	-	-	-	-
Dues and Subscriptions	-	-	-	-	-
Taxes	-	-	-	-	-
Other general and administrative	2,925	21	3,155	40	3,317
Total operating expenses	14,649	5,575	17,943	40	32,695
(Loss) from operations	(14,649)	(5,574)	(13,409)	(39)	(33,106)

Other income (expense):
Interest Income	-	-	-	-	-
Currency losses	-	-	-	-	-
Interest (expense)	-	-	-	-	-
(Loss) before taxes	(14,649)	(5,574)	(13,409)	(39)	(33,106)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	(14,649)	(5,574)	(13,409)	(39)	(33,106)

Basic earnings (loss) per common share	(0.004)	(0.002)	(0.004)	(0.000)	(0.010)

Weighted average number of shares outstanding	3,300,000	3,000,000	3,300,000	3,000,000	3,300,000

Puget Technologies, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	For the period from March 17, 2010 (inception) through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net (loss)	$(14,649)	$(5,576)	$(13,409)	$(39)	$(33,106)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	-	-	-	-	-
Change in current assets and liabilities:					-
Inventory	-	-	-	(2,070)	-
Deposits	-	-	-	-	-
Accounts payable and accrued expenses	5,023	-	5,023	-	5,023
Net cash flows from operating activities	(9,626)	(5,576)	(8,386)	(2,109)	(28,083)

Cash flows from investing activities:
Purchase of fixed assets	-	-	-	-	-
Net cash flows from investing activities	-	-	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	-	-	15,000
Checks in excess of deposits	-	-	-	-	-
Stock subscription payable	-	-	-	-	-
Advances from shareholder	-	-	-	-	-
Proceeds/(Payment) of notes payable	8,076	476	6,836	(2,991)	13,134

Net cash flows from financing activities	8,076	476	6,836	(2,991)	28,134
Net cash flows	(1,550)	(5,100)	(1,550)	(5,100)	51

Cash and equivalents, beginning of period	1,601	5,100	1,601	5,100	-
Cash and equivalents, end of period	$51	$-	$51	$-	$51

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-	$-

PUGET TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Financial Statements
APRIL 30, 2013

1.    ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010. Our business is the distribution of Luxury wool bedding sets produced in Germany. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities ("ASC-915"). The Company has generated $91,090 in revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on March 17, 2010 through April 30, 2013 the Company has accumulated losses of $33,106.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $33,106 as of April 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $51 cash and $0 cash equivalents as of April 30, 2013.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $11,204 in advertising costs during the period March 17, 2010 (inception) to April 30, 2013.

3.    COMMON STOCK

The authorized capital of the Company is 110,000,000 common shares; par value $0.001 per share.

On October 01, 2010, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.

During the month of June 2012 the Company issued 300,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $12,000.

4.    INCOME TAXES

As of April 30, 2013 the Company had net operating loss carry forwards of $33,106 that may be available to reduce future years' taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5.    RELATED PARTY TRANSACTIONS

On October 01, 2010, the Company sold 3,000,000 shares of common stock at a price of $0.001 per share to its director.

As of April 30, 2013 the total loan amount unpaid to the director was $13,134. The loan is non-interest bearing, due upon demand and unsecured.

6.   RISK CONCENTRATION

Major Customers

During 2012, all of the company’s revenues were derived from one major customer, Elite Products, Inc.

Major Vendors

During 2012, all of the company’s purchases were from two major vendors, Martherm Company and Comfort Inc.

7. SUBSEQUENT EVENTS

On May 31, 2013, the Company appointed Ronald Leyland as a Director and President.  Concurrent with Mr. Leyland’s appointment, Andre Troshin resigned as President, Secretary, Treasurer and a Director, resulting with Mr. Leyland as the sole officer and director of the Company.   Mr. Leyland is not the beneficial holder of any shares of common stock or other securities of the Company, and does not have any agreement, arrangement or understanding with the Company in connection with being appointed a Director or President.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Puget Technologies Inc., a Nevada corporation (the “Company”), and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 31, 2012 audited financial statements and related notes included in the Company’s Amendment No. 1 to Form 10-K (File No. 333-179212; the “Form 10-K”), as filed with the Securities and Exchange Commission on February 11, 2013.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on March 17, 2009 and established a fiscal year end of June 30.  It is a development-stage Company.

Going Concern

To date the Company has little operations and nominal revenues and consequently has incurred recurring losses from operations.  Little in the way of revenues are anticipated until we complete the financing to implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to April 30, 2013, we raised a total of $3,000 from a private offering of our common stock, on October 1, 2010, to a former officer and director of the Company, and $12,000 from the sale of 300,000 shares in a public offering of our common stock.  The referenced former officer and director also loaned us $13,134. The loan is non-interest bearing, due upon demand and unsecured.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $33,106 as of April 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $51 cash and $0 cash equivalents as of April 30, 2013.

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

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $11,204 in advertising costs during the period March 17, 2010 (inception) to April 30, 2013.

PLAN OF OPERATION

Plan of Operation

Our current cash balance is $51.  Our cash balance along with anticipated revenue from sales may not be sufficient to cover the expenses we will incur during the next twelve months.

Our business is the distribution of luxury wool bedding sets produced in Germany, and then to export to and sell such items in North America.  We have generated revenues of $91,090 as of April 30, 2013, and our principal business activities to date consist of creating a business plan, entering into a Supply Agreement, dated October 7, 2011, with Wollwarenfabrik und Handelsgesellschaft mbH, a German company, which is an established distributor of wool products and working on selling our offering of our common stock.  Wollwarenfabrik und Handelsgesellschaft mbH is a large and well-established supplier and distributor of wool products in Germany. The terms and conditions of the Supply Agreement provide that, among other things, we have the right to purchase Luxury wool products at item prices identified in the Supply Agreement.

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

Results of Operations

Three- and Six-Month Periods Ended April 30, 2013 and 2012

We recorded no revenue for the three months April 30, 2013, and $1.00 of revenue for the three months ended 2012.   We recorded $32,275 of revenue for the six months April 30, 2013, and $1.00 of revenues for the six months ended 2012. From the period of March 17, 2009 (inception) to April 30, 2013, we recorded $91,091 of revenue and a gross profit of $(411) after cost of sales.

For the three months ending April 30, 2013, general and administrative expenses were $14,649 and consisted of $7,650 of legal and professional fees, $4,074 of marketing and advertising and $2,925 of other general and administrative expenses.   For the three months ending April 30, 2012, general and administrative expenses were $5,575, consisting of $5,500 of legal and professional fees, $54 of marketing and advertising and $21 of other general and administrative expenses, on gross profit of $1.00.

For the six months ending April 30, 2013, general and administrative expenses were $17,943, consisting of $10,714 of legal and professional fees, $4,074 of marketing and advertising and $3,155 of other general and administrative expenses, on gross profit of $4,534.  For the six months ending April 30, 2012, general and administrative expenses were $39, consisting of $39 of “other general and administrative expenses” in gross profit of $1.00.

From the period of March 17, 2009 (inception) to April 30, 2013, we incurred operating expenses of $32,695, on gross profit of $411.

Liquidity and Capital Resources

At April 30, 2013, we had a cash balance of $51.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our development program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock, if at all. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of April 30, 2013.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-179212), as filed with the Securities and Exchange Commission on January 27, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUGET TECHNOLOGIES INC.
(Name of Registrant)

Date: June 21, 2013	By:	/s/ Ronald Leyland
Ronald Leyland
President (principal executive officer, principal accounting officer, and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-179212), as filed with the Securities and Exchange Commission on January 27, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.