Form 10-Q
period 2013-07-31
PUGET TECHNOLOGIES, INC.
filed 2013-09-12
CIK 1540615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-179212

PUGET TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	01-0959140
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 East Las Olas Blvd., Suite 1400

Fort Lauderdale, FL 33301

(Address of principal executive offices, zip code)

(954) 332-2471

 (Registrant’s telephone number, including area code)

227 Bellevue Way NE, Suite 411, Bellevue, Washington 98004

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):  Yes  ☐  No ☒

As of July 31, 2013 and as of September 11, 2013, there were 42,500,000 shares of common stock, $0.001 par value per share, outstanding.

~ 1 ~

Quick Link to Table of Contents

PUGET TECHNOLOGIES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2013

Table of Contents

			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of July 31, 2013 (unaudited) and October 31, 2012.	4

		Statements of Operations for the three months ended July 31, 2013 and 2012, for the nine months ended July 31, 2013 and 2012, and the period from March 17, 2009 (Inception) to July 31, 2013 (unaudited).	5

		Statements of Cash Flows for the three months ended July 31, 2013 and 2012, the nine months ended July 31, 2013 and 2012, and the period from March 17, 2009 (Inception) through July 31, 2013 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4.	Controls and Procedures.	13

Part II.	Other Information

	Item 1.	Legal Proceedings.	16

	Item 1A.	Risk Factors	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

	Item 3.	Defaults Upon Senior Securities.	16

	Item 4.	Mine Safety Disclosures.	16

	Item 5.	Other Information.	16

	Item 6.	Exhibits.	17

Signatures			18

~ 2 ~

Quick Link to Table of Contents

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

~ 3 ~

Quick Link to Table of Contents

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Balance Sheet

	July 31 2013 (Unaudited)	October 31 2012 (Audited)

ASSETS
Current assets:
Cash	8,810	36
Accounts receivable	-	-
Prepaid expenses	2,500
Inventory	-	-
Total current assets	11,310	36

Fixed Assets
Furniture and Equipment		-
Computer Equipment	-
Leasehold Improvements
Total Fixed Assets	-	-
Less Accumulated Depreciation	-
Net Fixed Assets	-	-

Total assets	11,310	36

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	6,000	-
Advances from consultants	35,000	-
Advances from shareholders	9,960	-
Notes payable	5,058	4,733
Total current liabilities	56,018	4,733

Total liabilities	56,018	4,733

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;
42,500,000 and 3,300,000 shares issued and outstanding	45,800	3,300
Treasury stock	(2,450)	-
Additional paid in capital	(28,350)	11,700
Deficit accumulated during the development stage	(59,708)	(19,697)
Total stockholders' equity/(deficit)	(44,708)	(4,697)
Total liabilities and stockholders' equity	11,310	36

See accompanying notes to these financial statements.

~ 4 ~

Quick Link to Table of Contents

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Statements of Operations Unaudited

	Three Months July 31, 2013	Three Months July 31, 2012	Nine Months July 31, 2013	(Restated) Nine Months July 31, 2012	Cumulative, Inception, March 17, 2010 Through July 31,2013

Sales	-	22,245	32,275	22,245	91,090

Cost of Sales	-	26,301	27,741	26,301	91,501

Gross profit	-	(4,056)	4,534	(4,056)	(411)

General and administrative expenses:
Salaries	10,000	-	10,000	-	10,000
Depreciation and Amortization	-	-	-	-	-
Legal and professional fees	8,500	-	19,214	5,500	26,674
Marketing and Advertising	-	-	4,074	134	11,204
Insurance	-	-	-	-	-
Dues and Subscriptions	-	-	-	-	-
Taxes	-	-	-	-	-
Other general and administrative	8,102	-	11,257	21	11,419
Total operating expenses	26,602	-	44,545	5,655	59,297
(Loss) from operations	(26,602)	(4,056)	(40,011)	(9,711)	(59,708)

Other income (expense):
Interest Income	-	-	-	-	-
Currency losses	-	-	-	-	-
Interest (expense)	-	-	-	-	-
(Loss) before taxes	(26,602)	(4,056)	(40,011)	(9,711)	(59,708)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	(26,602)	(4,056)	(40,011)	(9,711)	(59,708)

Basic earnings (loss) per common share	(0.002)	(0.002)	(0.006)	(0.003)	(0.017)

Weighted average number of shares outstanding	14,608,400	3,300,000	7,113,170	3,300,000	3,479,205

See accompanying notes to these financial statements.

~ 5 ~

Quick Link to Table of Contents

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Statements of Cash Flows Unaudited

	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012	Nine Months Ended July 31, 2013	(Restated) Nine Months Ended July 31, 2012	For the period from March 17, 2010 (inception) through July 31, 2013

Cash flows from operating activities:
Net (loss)	$(26,602)	$ (4,056)	$(40,011)	$ (9,711)	$ (59,708)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	-	-	-	-	-
Change in current assets and liabilities:
Inventory	-	(4,926)	-	(2070)	-
Prepaid expenses	(2,500)	-	(2,500)	-	(2,500)
Deposits		-	-	-	-
Accounts payable and accrued expenses	977	-	6,000	-	6,000
Net cash flows from operating activities	(28,125)	(8,982)	(36,511)	(11,781)	(56,208)

Cash flows from investing activities:
Purchase of fixed assets	-	-	-	-	-
Net cash flows from investing activities	-	-	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	12,000	-	12,000	15,000
Checks in excess of deposits	-	-	-	-	-
Stock subscription payable	-	-	-	-	-
Advances from shareholders and related party's	36,884	-	36,884	-	36,884
Proceeds/(Payment) of notes payable	-	(8,040)	8,401	(5,241)	13,134

Net cash flows from financing activities	36,884	3,960	45,285	6,759	65,018
Net cash flows	8,759	(5,022)	8,774	(5,022)	8,810

Cash and equivalents, beginning of period	51	8,042	36	8,042	-
Cash and equivalents, end of period	$ 8,810	$ 3,020	$ 8,810	$ 3,020	$ 8,810

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-	$-

See accompanying notes to these financial statements.

~ 6 ~

Quick Link to Table of Contents

PUGET TECHNOLOGIES, INC. (A Development Stage Company) Notes to Financial Statements JULY 31, 2013

1.

ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010. Our business is the distribution of Luxury wool bedding sets produced in Germany. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated $91,090 in revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on March 17, 2010 through July 31, 2013 the Company has accumulated losses of $59,708.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $59,708 as of July 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $8,810 cash and $0 cash equivalents as of July 31, 2013.

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

~ 7 ~

Quick Link to Table of Contents

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $11,204 in advertising costs during the period March 17, 2010 (inception) to July 31, 2013.

3.

COMMON STOCK

The authorized capital of the Company is 110,000,000 common shares; par value $0.001 per share.

On October 01, 2010, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.

During the month of July 2012, the Company issued 300,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $12,000.

Effective May 15, 2013, and pursuant to a private transaction, 2,450,000 shares were returned to the Company’s treasury for a value of $2,450.

On July 3, 2013, the Company’s Board of Directors authorized a forward stock split of 50 for 1.  Prior to the forward split, the Company had 850,000 common shares outstanding.  As a result of the dividend, the Company now has 42,500,000 shares of common stock outstanding.

4.

INCOME TAXES

As of July 31, 2013 the Company had net operating loss carry forwards of $59,708 that may be available to reduce future years' taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

~ 8 ~

Quick Link to Table of Contents

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

As of July 31, 2013 the total loan amount unpaid to a shareholder was $15,018.  The loan is non-interest bearing, due upon demand and unsecured.

As of July 31, 2013 the total loan amount unpaid to a consultant was $35,000. The loan is non-interest bearing, due upon demand and unsecured.

6.

RISK CONCENTRATION

Major Customers

During the nine month period ended July 31, 2013, all of the company’s revenues were derived from one major customer, Elite Products, Inc.

Major Vendors

During the nine month period ended July 31, 2013 all of the company’s purchases were from two major vendors, Martherm Company and Comfort Inc.

7.

SUBSEQUENT EVENTS

Effective August 9, 2013, the Company entered into a Master Credit Agreement whereby Shield Investments, Inc. has agreed to make advances to the Company in an amount not to exceed $1,250,000 in the aggregate.  Each advance will bear an interest rate of 12% annually and principle and interest accrued are payable one year after the date of indebtedness.  The Agreement is not a revolving line of credit and monies borrowed cannot be borrowed, repaid, and reborrowed.

On September 2, 2013, PUGET TECHNOLOGIES, INC., a Nevada corporation (“PUGE” or the “Company”), B-29 ENERGY INC., a Colorado corporation (“B-29”), and Ronald Leyland, sole director, president, and registered holder of 100% of the shares of B-29 (the “Shareholder”) and Chairman and Chief Executive Officer of PUGE, entered into share exchange agreement whereby PUGE acquired all of the issued and outstanding common stock of B-29 held by the Shareholder (100 shares) and, in exchange, issued 15,000,000 shares of PUGE to the Shareholder (Shareholder now holds 35.2% of the capital stock of PUGE). At the same time as the issuance of the above 15,000,000 PUGE shares to Shareholder, current PUGE shareholder Allanwater Enterprises Corp. will surrender its 15,000,000 PUGE shares which PUGE will then cancel, resulting in a zero net increase in the issued and outstanding shares of the Company as a result of the issuance in the share exchange transaction.

~ 9 ~

Quick Link to Table of Contents

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

OVERVIEW

The Company was incorporated in the State of Nevada on March 17, 2009 and established a fiscal year end of October 31.  It is a development-stage Company.

Going Concern

To date the Company has little operations and nominal revenues and consequently has incurred recurring losses from operations.  Little in the way of revenue is anticipated until we complete the financing to implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to July 31, 2013, we raised a total of $3,000 from a private offering of our common stock, on October 1, 2010, to a former officer and director of the Company, and $12,000 from the sale of 300,000 shares in a public offering of our common stock.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $59,708 as of July 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

~ 10 ~

Quick Link to Table of Contents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $8,810 cash and $0 cash equivalents as of July 31, 2013.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $11,204 in advertising costs during the period March 17, 2010 (inception) to July 31, 2013.

PLAN OF OPERATION

Plan of Operation

~ 11 ~

Quick Link to Table of Contents

Our current cash balance is $8,810.  Our cash balance along with anticipated revenue from sales may not be sufficient to cover the expenses we will incur during the next twelve months.

Our business is the distribution of luxury wool bedding sets produced in Germany, and then to export to and sell such items in North America.  We have generated revenues of $91,090 as of July 31, 2013, and our principal business activities to date consist of creating a business plan, entering into a Supply Agreement, dated October 7, 2011, with Wollwarenfabrik und Handelsgesellschaft mbH, a German company, which is an established distributor of wool products and working on selling our offering of our common stock.  Wollwarenfabrik und Handelsgesellschaft mbH is a large and well-established supplier and distributor of wool products in Germany. The terms and conditions of the Supply Agreement provide that, among other things, we have the right to purchase Luxury wool products at item prices identified in the Supply Agreement.

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

Continue Advertising/ Marketing Campaign.

Time Frame: 1st-12th months.

We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers.  We also  expect  to get  new  clients  from  ”word  of  mouth” advertising  where our new  clients will  refer  their  friend and colleagues to us.  As funds allow, we plan to attend trade shows in our industry to showcase our product with a view to find new customers.  We also will use internet promotion tools on Facebook and Twitter to advertise our products and company.

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

~ 12 ~

Quick Link to Table of Contents

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

Results of Operations

Three- and Nine-Month Periods Ended July 31, 2013 and 2012

We recorded no revenue for the three months July 31, 2013, and $22,245 of revenue for the three months ended July 31, 2012.  We recorded $32,275 of revenue for the nine months July 31, 2013, and $22,245 of revenues for the nine months ended July 31, 2012. From the period of March 17, 2009 (inception) to July 31, 2013, we recorded $91,090 of revenue and a loss of $411 after cost of sales.

For the three months ending July 31, 2013, general and administrative expenses were $26,602 and consisted of $8,500 of legal and professional fees, $10,000 for salaries and $8,102 of other general and administrative expenses.   For the three months ending July 31, 2012, we had no general and administrative expenses and a loss of $4,056.

For the nine months ending July 31, 2013, general and administrative expenses were $44,545, consisting of $19,214 of legal and professional fees, $4,074 of marketing and advertising, and $11,257 of other general and administrative expenses, on gross profit of $4,534.  For the nine months ending July 31, 2012, general and administrative expenses were $5,668, consisting of $5,500 of legal and professional fees, $148 marketing and advertising and $20 of “other general and administrative expenses” on a gross loss of $4,056.

From the period of March 17, 2009 (inception) to July 31, 2013, we incurred operating expenses of $59,297, on gross loss of $411.

Liquidity and Capital Resources

At July 31, 2013, we had a cash balance of $8,810.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our development program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock, if at all. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our minerals claims and our business will fail.

Subsequent Events

There were no reportable subsequent events through date of this filing that have not been reported in a Form 8-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

~ 13 ~

Quick Link to Table of Contents

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of July 31, 2013.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

~ 14 ~

Quick Link to Table of Contents

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

~ 15 ~

Quick Link to Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUGET TECHNOLOGIES INC.
(Name of Registrant)

Date: September 11, 2013	By:	/s/ Ronald Leyland
Ronald Leyland
President (principal executive officer, principal accounting officer, and principal financial officer)

~ 16 ~