Form 10-K
period 2013-10-31
PUGET TECHNOLOGIES, INC.
filed 2014-02-13
CIK 1540615

Quick Link to Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: October 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number 333-179212

PUGET TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	01-0959140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
401 East Las Olas Blvd., Suite 1400 Fort Lauderdale, FL 33301	33301
(Address of Principal Executive Offices)	(Zip Code)

(954) 332-2471
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

As of April 30, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,244,000 based upon the closing price on the date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.68.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of February 13, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	42,500,000

Documents incorporated by reference:  N/A

Quick Link to Table of Contents

PUGET TECHNOLOGIES INC.

XBRL EXPLANATORY NOTE

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Quick Link to Table of Contents

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

Item 1.  Business

Corporate Background and Business Overview

The Company was incorporated in the State of Nevada on March 17, 2010 to engage in the development and operation of a business engaged in the distribution of luxury wool bedding products produced in Germany. Our principal executive offices are located at 401 East Las Olas Blvd., Suite 1400, Fort Lauderdale, FL  33301.  Our phone number is (954) 332-2471.

Our financial statements for the year ended October 31, 2013 report $0 in revenues and a net loss from inception of $189,830. All revenues from inception have been from the sale of imported wool through the Company’s website.  As of the fiscal year ending October 2012, the Company divested itself from the business of distributing luxury wool due to low margins when taking into consideration strong competition from more established retail operations.

During the year ended October 31, 2013, the Company redefined its business purpose to developing and selling leading edge consumer oriented products ready for rapid commercialization. Much of its resources are dedicated to research and development in order to provide consumers with quality options while meeting the expectations of its investors.

B-29 Energy, Inc.

On September 2, 2013, the Company, B-29 ENERGY INC., a Colorado corporation (“B-29”), and Ronald Leyland, sole director, president, and registered holder of 100% of the shares of B-29 (the “Shareholder”) and Chairman and Chief Executive Officer of the Company, entered into share exchange agreement whereby the Company acquired all of the issued and outstanding common stock of B-29 held by the Shareholder (100 shares) and, in exchange, issued 15,000,000 shares of the Company to the Shareholder (Shareholder now holds 35.2% of the capital stock of the Company).

At the same time as the issuance of the above 15,000,000 Company shares to Shareholder, current shareholder Allanwater Enterprises Corp. surrendered its 15,000,000 shares which were cancelled, resulting in a zero net increase in the issued and outstanding shares of the Company as a result of the issuance in the share exchange transaction.

As a result of the above share exchange, B-29 became a wholly owned subsidiary of PUGE. B-29 Energy Inc.’s business is the development and distribution of effective and tasty energy products. B-29 is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”), as the Company is still devoting substantial efforts on establishing the business.

The assets of B-29 include, but are not limited to, all intellectual property, trade name, trade secrets, trademarks, personnel contracts, website domain and content, strategic partnerships, publications, operating model, manuals, licenses, and all other confidential information related to the B-29 Energy Drink. Product lines under development include B-29 Energy Drinks and several medical marijuana products through its subsidiary, Cannabis Biotech. Much of B-29’s resources are dedicated to research and development in order to provide consumers with quality options while meeting investor expectations.

Weistek USA

In December 2013, the Company announced that it intended to launch a new division that will pursue the rapidly expanding 3D printing marketplace and plans to file patent and mark protection to protect intellectual property specific to industry applications. The Company is developing these supporting technologies that will extend the usefulness of the My3DP personal printer by leveraging the growing interest in personal 3D printing for crafting, jewelry, and domestic goods.

Quick Link to Table of Contents

Our financial statements for the fiscal year ended October 31, 2013 report $0 in revenues and a net loss of $170,133. Our independent registered public accountant has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Website Marketing Strategy

We use our website www.pugettechinc.com to market and display our products. We intend to continue to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and metatags, and utilizing link and banner exchange options. We will also promote our website by displaying it on our promotion materials.

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

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the acquisition of B-29 ENERGY INC., a Colorado corporation on September 2, 2013, through a share exchange agreement which resulted in a zero net increase in the issued and outstanding shares of the Company.

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

Research and Development Activities and Costs

We have incurred $17,500 in research and development costs to date.

Facilities

We currently do not own any physical property or own any real or intangible property.  Our current business address is 401 East Las Olas Blvd., Suite 1400, Fort Lauderdale, FL  33301.  Our telephone number is (954) 332-2471.

Ronald Leyland, our sole officer and director, works on Company business from a home office.  This location serves as our primary office for planning and implementing our business plan.  Management believes the current arrangements are sufficient for its corporate needs for at least the next 12 months.  The Company intends to lease its own corporate office at such time needs warrant.

Employees and Employment Agreements

We have only one employee as of the date of this prospectus. Mr. Leyland is our sole employee who currently provides his services under an Employment Agreement consummated on September 1, 2013.   Under the Agreement, Mr. Leyland will be paid $7,500 per month and plans to devote as much time as the Board of Directors determines is necessary for him to manage the affairs of the Company.  As our business and operations increase, we will hire full time management and administrative support personnel.

Reports to Stockholders

Quick Link to Table of Contents

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

We were incorporated on March 17, 2010 and have very limited operations.  We have realized $58,815 in revenues to date. Our net loss from inception to October 31, 2013 is $189,830. Based upon our proposed plans, we expect to incur significant operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, marketing and distribution of our product. We may fail to generate sufficient revenues in the future. If we cannot attract a significant number of purchasers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital may be required in the event that:

• the actual expenditures required to be made are at or above the higher range of our estimated expenditures;

• we incur unexpected costs in completing the development of our business or encounter any unexpected difficulties;

• we incur delays and additional expenses related to the development of our product or a commercial market for our product; or

• we are unable to create a substantial market for our products; or we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

If we are unable to build and maintain our brand image and corporate reputation, our business may suffer.

We are a new company, having been formed and commenced operations in 2010.  Our success depends on our ability to build and maintain the brand image for our products and effectively build the brand image for any new products.  We cannot assure you that any additional expenditure on advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Actual or perceived product quality issues or allegations of product flaws, even if false or unfounded, could tarnish the image of our brand and may cause consumers to choose other products.  Allegations of product defects, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected product was distributed.  Product recalls would negatively affect our profitability and brand image.

Changes in economic conditions that impact consumer spending could harm our business.

Our financial performance is sensitive to changes in overall economic conditions that impact consumer spending.  Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of consumer spending or shifts in consumer spending to other products could have a material adverse effect on our growth, sales and profitability.

Because we will import some of our products from China and distribute them in the US, a disruption in the delivery of exported products may have a greater effect on us than on our competitors.

Quick Link to Table of Contents

We import some of our product from China.  Because we import our product and deliver it directly to our customers, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and/or warehouse products in Asia and North America.  Deliveries of our products may be disrupted through factors such as:

• raw material shortages, work stoppages, strikes and political unrest;

• fuel price increases;

• problems with ocean shipping, including work stoppages and shipping;

• container shortages;

• increased inspections of import shipments or other factors causing delays in shipments; and

• economic crises, international disputes and wars.

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

Currently, we have only one employee who is also our sole officer and director. We depend entirely on Mr. Leyland for all of our operations.  The loss of Mr. Leyland will have a substantial negative effect on our company and may cause our business to fail.   There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  The loss of Mr. Leyland’s services could prevent us from completing the development of our business plan and related products, thus generating revenues.  In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not maintain key person life insurance policies on our sole officer and director and we do not anticipate acquiring key man insurance in the foreseeable future.

We may not be able to compete effectively against our competitors.

The Company expects competition to intensify in the future.  We compete in each of our markets with numerous national, regional and local companies, many of which have substantially greater financial, managerial and other resources that are presently not available to us.  Numerous well-established companies are focusing significant resources on providing similar products that will compete with our products.  No assurance can be given that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products, will not rise.  In the event that we cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on our business, results of operations and financial condition.

Our officers and directors are engaged in other activities and may not devote sufficient time to our affairs, which may affect our ability to conduct operations and generate revenues.

Our sole officer and director has existing responsibilities and has additional responsibilities to provide management and services to other entities.  We initially expect Mr. Leyland to spend approximately 30 hours a week on the business of our company.  As a result, demands for the time and attention from Mr. Leyland from our company and other entities may conflict from time to time. Because we rely primarily on Mr. Leyland to maintain our business contacts and to promote our products, his limited devotion of time and attention to our business may hurt the operation of our business.

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, our business and management.

Quick Link to Table of Contents

As of the date of this prospectus, our sole officer and director, Mr. Leyland, beneficially owns 15,000,000 shares of our common stock in the aggregate, or 35% of our issued and outstanding shares of common stock.   As a result, our sole officer and director will have significant influence to:

• Elect or defeat the election of our directors;

• amend or prevent amendment of our articles of incorporation or bylaws;

• effect or prevent a merger, sale of assets or other corporate transaction; and

• affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by Mr. Leyland, new investors may not be able to effect a change in our business or management, and therefore, stockholders would have no recourse as a result of decisions made by management.

In addition, sales of significant amounts of shares held by our Mr. Leyland, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Mr. Leyland lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002.  Our CEO has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status.  If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

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

Quick Link to Table of Contents

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

We are authorized to issue up to 110,000,000 shares of common stock.  As of October 31, 2013, there were 42,500,000 issued and outstanding shares of common stock.  Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders.

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

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights, is entitled to demand fair value for such stockholder’s shares.

Quick Link to Table of Contents

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

Item 2.  Properties

We currently do not own any physical property or own any real or intangible property.  Our current business address is 401 East Las Olas Blvd., Suite 1400, Fort Lauderdale, FL  33301.  Our telephone number is (954) 332-2471.

Ronald Leyland, our sole officer and director, works on Company business from a home office.  This location serves as our primary office for planning and implementing our business plan.  Management believes the current arrangements are sufficient for its corporate needs for at least the next 12 months.  The Company intends to lease its own corporate offices at such time as needs warrant.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3.  Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.   Mine Safety Disclosures

N/A

Quick Link to Table of Contents

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

-  defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-  contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

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

Quick Link to Table of Contents

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended October 31, 2013.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in our development stage and have generated $58,815 in revenues to date.

We generated revenues of $0 and $58,815 for the years ended October 31, 2013 and 2012.  The cost of sales for the same periods was $0 and $63,761, respectively.

Our expenses for year ended October 31, 2013 consisted of $96,673 in legal and professional fees, $4,099 in marketing and advertising, $17,500 in research and development, and $51,861 in other general and administrative expenses.  Research and development costs were incurred through our wholly owned subsidiary, B-29 Energy, Inc.  In comparison, our expenses for the year ended October 31, 2012 consisted of $1,960 in legal and professional fees, $7,130 in marketing and advertising, and $140 in other general and administrative expenses.

We have generated revenues of $58,815 with $63,761 in cost of sales resulting in a gross loss of $4,946 for the period from inception (March 17, 2010) through October 31, 2013. Our net loss from inception (March 17, 2010) through October 31, 2013 was $189,830.

Liquidity and Capital Resources

As of December 31, 2013, we had $13,572 cash on hand and working capital of $5,328.  We anticipate that our cash position is not sufficient to fund current operations.   We anticipate that we will seek additional capital through debt or equity financings.  While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.  Any additional equity financing may result in substantial dilution to our stockholders.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, we have generated minimal commission fee revenue and accumulated operating losses.  In addition, we do not have sufficient working capital to meet current operating needs for the next 12 months, as described above.  All of these factors raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Plan of Operation

Our current cash balance is $13,572.  Our cash balance along with anticipated revenue from sales may not be sufficient to cover the expenses we will incur during the next twelve months.

Our business is to develop and sell leading edge consumer oriented products ready for rapid commercialization.  We have generated revenues of $58,815 since inception. To date our principal business activities related to our entry into the additive manufacturing industry consist of creating a business plan, entering into a Memorandum of Understanding with Shenzhen Weistek Technology Co., Ltd., a Chinese company, which is an established manufacturer of leading edge additive manufacturing equipment and supplies.  We are in the process of negotiating our definitive agreements with Shenzhen Weistek related to the formation and operation of Weistek

Quick Link to Table of Contents

USA, a newly formed venture intended to be the distributor and manufactures representative for Weistek products in the United States.

When we begin accepting orders for Wesitek USA products via the http://www.WeistekUSA.com our customers will be asked to 100% prepay for the products. Customers will have three options to pay for our products: by credit card, by wire transfer or by sending a check/money order.  If customer decides to pay by check/money order, then we apply a certain amount of days before shipping to have the check/money order cleared. Customers are responsible to cover the shipping costs. Shipping costs are added automatically to a customer’s final bill.

Milestones

We plan on accomplishing the following milestones during the next twelve months:

Completion of Definitive Agreements with Shenzhen Wesitek Ltd.

Time Frame: 1-2 months

We are in the process of negotiating our definitive agreements with Shenzhen Weistek related to the formation and operation of Weistek USA, a newly formed venture intended to be the distributor and manufactures representative for Weistek products in the United States.

Release Beta models of Weistek USA Product Line for Testing and Evaluation.

Time Frame: 1-2months.

We have already begun internal testing procedures on prototype units delivered by Shenzhen Wesitek.  We anticipate in the next 30-45 days that we will release Beta units for testing to selected 3rd party testers.  The results by our beta testing program will allow us to continue working with Shenzhen Weistek to upgrade and improve their products with an eye to usability and reliability in the US market.

Launch Retail Sales via http://www.WeistekUSA.com.

Time Frame: 2-3 months.

We have already launched the website for Weistek USA at http://www.WeistekUSA.com.  We are in the process of making enhancements to the website that will ultimately allow for interested customers to sign up for our waiting list, pre-order product, and ultimately complete the sale of our products and supplies.

Continue Product Enhancement and New Product Launches.

Time Frame: 1st-12th months.

Our engineering and design teams will continue to work with Shenzen Wesitek to further enhance and refine their products with a goal of providing products and solutions that will provide industry leading reliability and usability.  At the same time we will focus significant resources on the development of additional products which we feel are ready for rapid commercialization.

Even if we are able to establish a sufficient sales volume at the end of the twelve-month period, there is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures.  If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Quick Link to Table of Contents

Item 8.  Financial Statements

Puget Technologies, Inc. and Subsidiary Consolidated Financial Statements

Index to Financial Statements

October 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	15

Consolidated Balance Sheets:
October 31, 2013 and October 31, 2012	16

Consolidated Statements of Operations:
For the twelve months ended October 31, 2013, October 31, 2012 and from (inception) March 17, 2010 through October 31, 2013	17

Consolidated Statement of Stockholders Equity/(Deficit):
December 31, 2011 and 2012	18

Consolidated Statements of Cash Flows:
For the twelve months ended October 31, 2013, October 31, 2012 and from (inception) March 17, 2010 through October 31, 2013	19

Notes to Financial Statements:
October 31, 2013	20

Quick Link to Table of Contents

HARRIS & GILLESPIE CPAS, PLLC

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Puget Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Puget Technologies and Subsidiary (A Development Stage Company) as of October 31, 2013 and October 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the periods ended as of October 31, 2013 and October 31, 2012 and for the period (inception) March 17, 2010 through October 31, 2013, then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puget Technologies and Subsidiary (A Development Stage Company) for the periods ended October 31, 2013 and October 31, 2012 and the consolidated results of its operations and cash flows for the periods ending October 31, 2013 and October 31, 2012 and for the period (inception) March 17, 2010 through October 31, 2013 then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington

January 21, 2014

Quick Link to Table of Contents

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Consolidated Balance Sheets

	October 31, 2013 (Audited)	October 31, 2012 (Audited)

ASSETS
Current assets:
Cash	13,572	36
Total current assets	13,572	36

Total assets	13,572	36

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	7,584	---
Advances from shareholders	660	---
Notes payable	---	4,733
Total current liabilities	8,244	4,733

Long-term liabilities:
Notes payable	175,000	---
Total long-term liabilities	175,000	---

Total liabilities	183,244	4,733

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;
42,500,000 and 3,300,000 shares issued and outstanding	44,950	3,300
Treasury stock	(2,450)	---
Additional paid in capital	(22,342)	11,700
Deficit accumulated during the development stage	(189,830)	(19,697)
Total stockholders' equity/(deficit)	(169,672)	(4,697)
Total liabilities and stockholders' equity	13,572	36

See accompanying notes to these financial statements.

Quick Link to Table of Contents

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Consolidated Statements of Operations Audited

	For the Year Ended October 31, 2013	For the Year Ended October 31, 2012 (Restated)	Cumulative, from Inception, March 17, 2010 Through October 3, 2013

Sales	---	58,815	58,815

Cost of Sales	---	63,761	63,761

Gross profit	---	(4,946)	(4,946)

General and administrative expenses:
Legal and professional fees	96,673	1,960	104,133
Marketing and advertising	4,099	7,130	11,229
Research & development	17,500	---	17,500
Other general and administrative	51,861	140	52,022
Total operating expenses	170,133	9,230	184,884
(Loss) from operations	(170,133)	(14,176)	(189,830)

Provision (credit) for taxes on income	---	---	---
Net (loss)	(170,133)	(14,176)	(189,830)

Basic earnings (loss) per common share	(0.01)	(0.00)

Weighted average number of shares outstanding	16,246,960	3,300,000

See accompanying notes to these financial statements.

Quick Link to Table of Contents

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Consolidated Statements of Stockholders’ Equity (Deficiency) As of October 31, 2013

	Common Stock		Additional Paid-In Capital	Accum Deficit	Total Equity
	Shares	Amount

Inception, March 27, 2010	---	---	---	---	---

Common stock for cash on October 1, 2010 at $0.001 per share	3,000,000	3,000			3,000

Net income (loss)				(14)	(14)

Balance, October 31, 2010	3,000,000	3,000	---	(14)	2,986

Net income (loss)				(5,508)	(5,508)

Balance, October 31, 2011	3,000,000	3,000	---	(5,522)	(2,522)

Common stock for cash on July 31, 2012 at $0.04 per share	300,000	300	11,700		12,000

Net income (loss)				(14,175)	(14,175)

Balance, October 31, 2012	3,300,000	3,300	11,700	(19,697)	(4,697)

Contributed capital			100		100

Common stock returned to treasury on May 31, 2013 at $0.001 per share	(2,450,000)	(2,450)	2,450		---

Common stock issued in a 50 for 1 forward split on July 3, 2013	41,650,000	41,650	(41,650)		---

Debt converted to equity			5,058		5,058

Net income (loss)				(170,133)	(170,133)

Balance, October 31, 2013	42,500,000	42,500	(22,342)	(189,830)	(169,672)

See accompanying notes to these financial statements.

Quick Link to Table of Contents

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Consolidated Statements of Cash Flows Audited

		Twelve Months Ended October 31, 2013		(Restated) Twelve Months Ended October 31, 2012		Cumulative, from Inception, March 17, 2010 Through October 31, 2013

Cash flows from operating activities:
Net (loss)		$(170,133)		$(14,176)		$(189,830)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Depreciation and Amortization		---		---		---
Change in current assets and liabilities:
Inventory		---		2,070		---
Accounts payable and accrued expenses		2,851		(4,959)		7,584
Net cash flows from operating activities		(167,282)		(17,065)		(182,246)

Cash flows from investing activities:
Purchase of fixed assets		---		---		---
Net cash flows from investing activities		---		---		---

Cash flows from financing activities:
Proceeds from sale of common stock		---		12,000		15,000
Paid in capital		5,158		---		5,158
Advances from shareholders and related party's		660		---		660
Proceeds/(Payment) of notes payable		175,000		---		175,000

Net cash flows from financing activities		180,818		12,000		195,818
Net cash flows		13,536		(5,065)		13,572

Cash and equivalents, beginning of period		36		5,100		---
Cash and equivalents, end of period		$13,572		$36		$13,572

Supplemental cash flow disclosures:
Cash paid for interest	$	---	$	---	$	---
Cash paid for income taxes	$	---	$	---	$	---

See accompanying notes to these financial statements.

Quick Link to Table of Contents

Quick Link to Table of Contents

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Notes to Consolidated Financial Statements OCTOBER 31, 2013

1.

ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010. Our business is developing and selling leading edge consumer oriented products ready for rapid commercialization. Much of our resources are dedicated to research and development in order to provide consumers with quality options while meeting the expectations of its investors. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated $58,815 in revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on March 17, 2010 through October 31, 2013 the Company has accumulated losses of $189,830.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized a nominal amount of revenue from inception, it is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not fully commenced.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since

Quick Link to Table of Contents

inception resulting in an accumulated deficit of $189,830 as of October 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $13,572 cash and $0 cash equivalents as of October 31, 2013.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision; and the assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Quick Link to Table of Contents

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, income tax payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholder, if any, due to their related party nature.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own

Quick Link to Table of Contents

separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended October 31, 2013.

Quick Link to Table of Contents

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $11,229 in advertising costs during the period March 17, 2010 (inception) to October 31, 2013.

3.

COMMITMENTS AND CONTINGENCIES

Effective August 9, 2013, the Company entered into a Master Credit Agreement whereby Shield Investments, Inc. has agreed to make advances to the Company in an amount not to exceed $1,250,000 in the aggregate.  Each advance will bear an interest rate of 12% annually and principle and interest accrued are payable one year after the date of indebtedness.  The Agreement is not a revolving line of credit and monies borrowed cannot be borrowed, repaid, and re-borrowed.  As of October 31, 2013, the Company owed $177,400

Quick Link to Table of Contents

which includes $175,000 in principle and $2,400 in accrued interest.

4.

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

On July 3, 2013, the Company’s Board of Directors authorized a forward stock split of 50 for 1.  Prior to the forward split, the Company had 850,000 common shares outstanding.  As a result of the dividend, the Company had 42,500,000 shares of common stock outstanding.

5.

INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2013 and 2012, the Company incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $189,830 and will begin to expire in the year 2023.

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Period from March 17, 2010 (Inception) through October 31, 2013
Federal statutory income tax rate	15.0%
NV state statutory income tax rate	0.0%
Effective income tax rate	15.0%

At October 31, 2013 and 2012, deferred tax assets consisted of the following:

Quick Link to Table of Contents

Deferred tax assets	2013		2012
Net operating losses		$28,475		$2,955
Less: valuation allowance		(28,475)		(2,955)
Net deferred tax asset	$	---	$	---

6.

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

On September 2, 2013, the Company, B-29 ENERGY INC., and Ronald Leyland, sole director, president, and registered holder of 100% of the shares of B-29 and Chairman and Chief Executive Officer of the Company, entered into a share exchange agreement whereby the Company acquired all of the issued and outstanding common stock of B-29 held by the Shareholder (100 shares) and, in exchange, issued 15,000,000 shares of the Company’s common stock to the Shareholder of B-29. As a result, the shareholder now holds 35.2% of the capital stock of the Company. At the same time as the issuance of the above, current Company shareholder, Allanwater Enterprises Corp., will surrender 15,000,000 shares of the Company’s common stock which the Company will then cancel.  The result is a zero net increase in the issued and outstanding shares of the Company as a result of the share exchange transaction.

As of October 31, 2013 the total amount unpaid to related parties was $660. The loan is non-interest bearing, due upon demand and unsecured.

7.

MERGER

On September 2, 2013, the Company, B-29 ENERGY INC., a Colorado corporation (“B-29”), and Ronald Leyland, sole director, president, and registered holder of 100% of the shares of B-29 (the “Shareholder”) and Chairman and Chief Executive Officer of the Company, entered into share exchange agreement whereby the Company acquired all of the issued and outstanding common stock of B-29 held by the Shareholder (100 shares) and, in exchange, issued 15,000,000 shares of the Company to the Shareholder (Shareholder now holds 35.2% of the capital stock of the Company).

At the same time as the issuance of the above 15,000,000 Company shares to Shareholder, current shareholder Allanwater Enterprises Corp. surrendered its 15,000,000 shares which were cancelled, resulting in a zero net increase in the issued and outstanding shares of the Company as a result of the issuance in the share exchange transaction.  As a result of the above share exchange, B-29 became a wholly owned subsidiary of the Company.

The following reflects the combined Company for the twelve months ended October 31, 2013:

	October 31, 2013
	Puget	B-29	Combined
ASSETS
Current assets:
Cash	13,572	---	13,572
Notes receivable	21,200	---	---
Total current assets	34,772	---	13,572

Other assets:
Intangible assets	---	1	--
Total current assets	---	1	--

Total assets	34,772	1	13,572

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	4,961	2,623	7,584
Advances from shareholders	660	---	660
Notes payable	---	21,200	---
Total current liabilities	5,621	23,823	8,244

Long-term liabilities:
Notes payable	175,000	---	175,000
Total long-term liabilities	175,000	---	175,000

Total liabilities	180,621	23,823	183,244

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;
42,500,000 and 3,300,000 shares issued and outstanding	44,950	1	44,950
Treasury stock	(2,450)	---	(2,450)
Additional paid in capital	(22,442)	100	(22,342)
Deficit accumulated during the development stage	(165,907)	(23,923)	(189,830)
Total stockholders' equity/(deficit)	(145,849)	(23,822)	(169,672)
Total liabilities and stockholders' equity	34,772	1	13,572

	October 31, 2013
	Puget	B-29	Combined

Sales	---	---	---

Cost of Sales	---	---	---

Gross profit	---	---	---

General and administrative expenses:
Legal and professional fees	96,673	---	96,673
Marketing and advertising	4,099	---	4,099
Research & development	---	17,500	17,500
Other general and administrative	45,438	6,423	51,861
Total operating expenses	146,210	23,923	170,133
(Loss) from operations	(146,210)	(23,923)	(170,133)

Provision (credit) for taxes on income	---	---	---
Net (loss)	(146,210)	(23,923)	(170,133)

8.

SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The following material events have occurred up to the date of the filing of this Report:

On January 8, 2014, the Company executed a Memorandum of Understanding with Shenzhen Weistek, an international manufacturer of advanced 3D printers and related production parts.

On February 3, 2014, the Company filed for trademarks related to its SnapSearch℠ app and PrintSnaptic℠ platform with the U.S. Patent and Trade Office in preparation of its first high performance 3D printer for the U.S. consumer market and is continuing the development of supporting technologies to enhance the out-of-box experience.

On February 5, 2014, the Company formed Weistek USA, a Colorado corporation, in preparation for the distribution and sales of its high performance 3D printer in the U.S. consumer market.

Quick Link to Table of Contents

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Quick Link to Table of Contents

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal year ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Quick Link to Table of Contents

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The names, ages and titles of our executive officers and directors are as follows:

Name	Age	Position
Ronald Leyland	53	President, Secretary, Treasurer and Director

Mr. Leyland, age 53, has served as our President, Treasurer, and Director since May 31, 2013.  Previously Mr. Leyland served as President of Nexagen USA from 2002 until May 2013.  Nexagen USA marketed health and wellness products and filed for bankruptcy in August 2011.  During 2012 and through May 2013, Mr. Leyland served as President of Progenum LLC (“Progenum”), a company with nominal operations and which advertises a health and wellness product.  My Leyland is now an advertising consultant to Progenum.  In 2012, Mr. Leyland filed a petition for bankruptcy in the United States Bankruptcy Court for the Northern District of Ohio, Case No: 12-53596. The discharge date was in April 2013.  Mr. Leyland’s management experience led to our conclusion that Mr. Leyland should be serving as a member of our board of directors in light of our business and structure.

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

Significant Employees

We have no employees.  Our sole officer and director, Ronald Leyland, is an independent contractor to us and currently devotes approximately 30 hours per week to Company matters.

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

Quick Link to Table of Contents

Item 11.  Executive Compensation

MANAGEMENT COMPENSATION

The following table sets forth information concerning annual and long-term compensation of the Company for the fiscal year ended October 31, 2013 and 2012, for its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Ronald Leyland (1)	2013	15,000	0	0	0	0	0	0	15,000
	2012	0	0	0	0	0	0	0	0
Andre Troshin (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

_________

(1)

President, Secretary, Treasurer and Director.

(2)

Former President Secretary, Treasurer and Director

Employment Agreements, Termination of Employment, Change-In-Control Arrangements

Effective September 1, 2013, the Company and its Chief Executive Officer entered into an Employment Agreement whereby Ron Leyland will be entitled to a salary of $90,000 per year as compensation for services to the Company.  The Agreement will remain in effect for twelve months.  There are no compensation plans or arrangements, including payments to be made by us, with respect to officers that would result from their resignation, retirement or other termination from us. There are no arrangements for our officers that would result from a change-in-control.

Stock Option Grants

We do not currently have a stock option plan nor any long-term incentive plans intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our officers or directors since our inception; accordingly, none were outstanding at October 31, 2013.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of October 31, 2013:

Name	Fees Earned Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Ronald Leyland (1)	0	0	0	0	0	0	0
Andre Troshin (2)	0	0	0	0	0	0	0

______

(1)

President, Secretary, Treasurer and Director

(2)

Former President Secretary, Treasurer and Director

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Quick Link to Table of Contents

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following information table sets forth certain information regarding our common stock owned on October 31, 2012, by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Ownership[2]	Percentage[3]
Common Stock	Ronald Leyland, President, Secretary, Treasurer and Director 401 East Las Olas Blvd., Suite 1400 Fort Lauderdale, FL 33301	15,000,000	35%
Common Stock	Andre Troshin, Former President, Secretary, Treasurer and Director 227 Bellevue Way NE, Suite 411, Bellevue, Washington 98004	0	0
Common Stock	All Directors and Officers as a Group (1 person)	15,000,000	35%

1Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown, subject to applicable community property laws, and the mailing address for each beneficial owner is 401 East Las Olas Blvd., Suite 1400, Fort Lauderdale, FL  33301

2Subject to community property laws, where applicable, the persons or entities named above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

3Based on 43,350,000 shares of common stock outstanding as of the date of this report

Item 13. Certain Relationships and Related Transactions

On October 14, 2010, we offered and sold to Andre Troshin, our former President, Secretary, Treasurer and Director, a total of 3,000,000 shares of common stock for a purchase price of $0.001 per share, for aggregate proceeds of $3,000.

Besides the purchase of shares as discussed above and the loans disclosed in the table below, we have not entered into any other transaction, nor are there any proposed transactions, in which our directors and officers, or any significant stockholder, or any member of the immediate family of any of the foregoing, had or is to have a direct or indirect material interest.

As of October 31, 2013, the loan payable due to Andre Troshin for $5,058, which was not interest bearing, was satisfied by the Company.

As of October 31, 2013, the Company owed $660 to its President, Ronald Leyland, for advances made to the Company for expenses.  The loan bears no interest and is payable on demand.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14.  Principal Accounting Fees and Services

The total fees charged to the Company for audit services, including quarterly reviews were $5,000, for audit-related services were $Nil, for tax services were $Nil, and for other services were $Nil during the year ended October 31, 2013.

The total fees charged to the Company for audit services, including quarterly reviews, were $3,750, for audit-related services were $Nil, for tax services were $Nil, and for other services were $Nil during the year ended October 31, 2012.

Quick Link to Table of Contents

PART IV

Item 15.  Exhibits

The following exhibits are included with this filing:

Exhibit Number	Description
3(i)	Articles of Incorporation*
3(ii)	Bylaws*
31.1	Sec. 302 Certification of CEO
32.1	Sec. 906 Certification of CEO
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-179212), as filed with the Securities and Exchange Commission on January 27, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Quick Link to Table of Contents

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puget Technologies Inc.

February13, 2013	By:	/s/ Ronald Leyland
By: Ronald Leyland
President (principal executive officer, principal accounting officer, and principal financial officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Ronald Leyland	Chief Executive Officer	February 13, 2013
Ronald Leyland	Title	Date

/s/ Ronald Leyland	Chief Financial Officer	February 13, 2013
Ronald Leyland	Title	Date

/s/ Ronald Leyland	Principal Accounting Officer	February 13, 2013
Ronald Leyland	Title	Date