Form 10-Q
period 2014-01-31
PUGET TECHNOLOGIES, INC.
filed 2014-03-17
CIK 1540615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

As of January 31, 2014 there were 42,505,000 shares of common stock, $0.001 par value per share, outstanding.

PUGET TECHNOLOGIES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JANUARY 31, 2014

Table of Contents

			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of January 31, 2014 (unaudited) and October 31, 2013	4

		Statements of Operations for the three months ended January 31, 2014 and 2013 and the period from March 17, 2009 (Inception) to January 31, 2014 (unaudited).	5

		Statements of Cash Flows for the three months ended January 31, 2014 and 2013and the period from March 17, 2009 (Inception) through January 31, 2014 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

	Item 4.	Controls and Procedures.	15

Part II.	Other Information

	Item 1.	Legal Proceedings.	16

	Item 1A.	Risk Factors	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

	Item 3.	Defaults Upon Senior Securities.	16

	Item 4.	Mine Safety Disclosures.	16

	Item 5.	Other Information.	16

	Item 6.	Exhibits.	16

Signatures			17

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Consolidated Balance Sheet
	January 31, 2014 (Unaudited)	October 31, 2013 (Audited)

ASSETS
Current assets:
Cash	46,548	13,572
Inventory	46,200	-
Total current assets	92,748	13,572

Net fixed assets	-	-

Total assets	92,748	13,572

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	53,115	7,584
Advances from shareholders	184	660
Notes payable	50,000	-
Total current liabilities	103,299	8,244

Long-term liabilities:
Notes payable	325,000	175,000
Total long-term liabilities	325,000	175,000

Total liabilities	428,299	183,244

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;
42,505,000 and 42,500,000 shares issued and outstanding	44,955	44,950
Treasury Stock	(2,450)	(2,450)
Common stock payable	(15,000)	-
Additional paid in capital	(1,097)	(22,342)
Deficit accumulated during the development stage	(361,959)	(189,830)
Total stockholders' equity/(deficit)	(335,551)	(169,672)
Total liabilities and stockholders' equity	$92,748	$13,572

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Consolidated Statements of Operations Unaudited
	Three Months January 31, 2014	Three Months January 31, 2013	Cumulative, Inception, March 17, 2010 Through January 31, 2014

Sales	-	32,275	58,815

Cost of Sales	-	27,741	63,761

Gross profit	-	4,534	(4,946)

General and administrative expenses:
Legal and professional fees	3,250	3,064	107,383
Marketing and Advertising	47,494	-	58,723
Research & Development	7,615	-	25,115
Other general and administrative	113,770	230	165,792
Total operating expenses	172,129	3,294	357,013
(Loss) from operations	(172,129)	1,240	(361,959)

Provision (credit) for taxes on income	-	-	-
Net (loss)	(172,129)	1,240	(361,959)

Basic earnings (loss) per common share	(0.00)	0.00

Weighted average number of shares outstanding	42,504,946	3,300,000

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Consolidated Statements of Cash Flows Unaudited
	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	For the period from March 17, 2010 (inception) through January 31, 2014

Cash flows from operating activities:
Net (loss)	$ (172,129)	$ 1,240	(361,959)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:

Stock compensation	6,250	-	6,250
Change in current assets and liabilities:
Inventory	(46,200)	-	(46,200)
Accounts payable and accrued expenses	45,532	-	53,116
Net cash flows from operating activities	(166,547)	1,240	(348,793)

Cash flows from investing activities:
Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	15,000
Paid in capital	-	-	5,158
Advances from shareholders and related party's	(476)	325	184
Proceeds/(Payment) of notes payable	200,000	-	375,000

Net cash flows from financing activities	199,524	325	395,342
Net cash flows	32,976	1,565	46,548

Cash and equivalents, beginning of period	13,572	36	-
Cash and equivalents, end of period	$ 46,548	$1,601	$46,548

Supplemental cash flow disclosures:
Cash paid for interest	$-	$ -	$ -
Cash paid for income taxes	$-	$ -	$ -

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Company) Notes to Consolidated Financial Statements JANUARY 31, 2014

1. ORGANIZATION AND BUSINESS OPERATIONS

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

Our financial statements for the three month period ended January 31, 2014 report $0 in revenues and a net loss from inception of $361,959. All revenues from inception have been from the sale of imported wool through the Company’s website.  As of the fiscal year ending October 2013, the Company divested itself from the business of distributing luxury wool due to low margins when taking into consideration strong competition from more established retail operations.

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

Weistek USA

On February 5, 2014, the Company formed Weistek USA, a Colorado corporation, in preparation for the distribution and sales of its high performance 3D printer in the U.S. consumer market. This new division will pursue the rapidly expanding 3D printing marketplace and in preparation of its business purpose, on February 3, 2014, the Company filed for trademarks related to its SnapSearch℠ app and PrintSnaptic℠ platform with the U.S. Patent and Trade Office. The Company is developing these supporting technologies that will extend the usefulness of the My3DP personal printer by leveraging the growing interest in personal 3D printing for crafting, jewelry, and domestic goods.

Website Marketing Strategy

We use our website www.pugettechinc.com to market and display our products. We intend to continue to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and metatags and utilizing link and banner exchange options. We will also promote our website by displaying it on our promotion materials.

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

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying consolidated financial statements include the active entity of Puget Technologies, Inc. and its wholly owned subsidiaries, B-29 Energy, Inc., and Weistek USA. The Company has relied upon the guidance provided by ASC Topic NO.810-10-15-3.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $361,959 as of January 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $46,648 cash and $0 cash equivalents as of January 31, 2014.

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  Inventory as of January 31, 2014 consisted solely of high performance 3D printers.

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

Level 1	QQuoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	PPricing inputs that are generally observable inputs and not corroborated by market data.

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

Pursuant to Section 850-10-20 the related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $58,723 in advertising costs during the period March 17, 2010 (inception) to January 31, 2014.

3. INVENTORY

During the three months ended January 31, 2014, the Company ordered 100 3D printer units at a cost of $46,200.

4. COMMITMENTS AND CONTINGENCIES

Effective August 9, 2013, the Company entered into a Master Credit Agreement whereby Shield Investments, Inc. has agreed to make advances to the Company in an amount not to exceed $1,250,000 in the aggregate.  Each advance will bear an interest rate of 12% annually and principle and interest accrued are payable one year after the date of indebtedness.  The Agreement is not a revolving line of credit and monies borrowed cannot be borrowed, repaid, and re-borrowed.  As of January 31, 2014, the Company owed $332,882 which includes $325,000 in principle and $7,882 in accrued interest.

On October 3, 2013, the Company entered into a Consulting Agreement with Kenneth Morrow to assist the Company with business development and growth plans.  The Company has agreed to monthly compensation for one year, payable in the amount of $5,000 and 5,000 restricted common shares of the Company.

5. COMMON STOCK

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

As of January 31, 2014, and pursuant to a Consulting Agreement, the Company had accrued 20,000 shares of restricted common stock payable.  On November 1, 2013, the Company issued 5,000 shares against this payable for a value of $6,250, or $1.25 per share, leaving a balance of 15,000 shares of restricted common stock payable to a consultant.

6. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. From inception to January 31, 2014, the Company has incurred net losses and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $361,959 and will begin to expire in the year 2024.

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Period from March 17, 2010 (Inception) through January 31, 2014
Federal statutory income tax rate	15.00%
NV state statutory income tax rate	0.00%
CO state statutory income tax rate	4.63%
Effective income tax rate	19.63%

As of January 31, 2014, deferred tax assets consisted of the following:

Deferred tax assets		January 2014
Net operating losses		$71,053
Less: valuation allowance		(71,053)
Net deferred tax asset	$	---

7. RELATED PARTY TRANSACTIONS

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

As of January 31, 2014 the total loan amount unpaid to a shareholder was $184.  The loan is non-interest bearing, due upon demand and unsecured.

As of January 31, 2014 the total loan amount unpaid to a consultant was $50,000. The loan is non-interest bearing, due upon demand and unsecured.

8. MERGER

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

The following reflects the combined Company at the time of the merger:

	October 31, 2013
	Puget	B-29	Eliminations	Combined
ASSETS
Current assets:
Cash	13,572	---	---	13,572
Notes receivable	21,200	---	(21,200)	---
Total current assets	34,772	---	(21,200)	13,572

Other assets:
Intangible assets	---	1	(1)	--
Total current assets	---	1	(1)	--

Total assets	34,772	1	(21,201)	13,572

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	4,961	2,623	---	7,584
Advances from shareholders	660	---	---	660
Notes payable	---	21,200	(21,200)	---
Total current liabilities	5,621	23,823	(21,200)	8,244

Long-term liabilities:
Notes payable	175,000	---	---	175,000
Total long-term liabilities	175,000	---	---	175,000

Total liabilities	180,621	23,823	(21,200)	183,244

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;
42,500,000 and 3,300,000 shares issued and outstanding	44,950	1	(1)	44,950
Treasury stock	(2,450)	---	---	(2,450)
Additional paid in capital	(22,442)	100	---	(22,342)
Deficit accumulated during the development stage	(165,907)	(23,923)	(1)	(189,830)
Total stockholders' equity/(deficit)	(145,849)	(23,822)	(21,201)	(169,672)
Total liabilities and stockholders' equity	34,772	1	(21,201)	13,572

	October 31, 2013
	Puget	B-29	Eliminations	Combined

Sales	---	---	---	---

Cost of Sales	---	---	---	---

Gross profit	---	---	---	---

General and administrative expenses:
Legal and professional fees	96,673	---	---	96,673
Marketing and advertising	4,099	---	---	4,099
Research & development	---	17,500	---	17,500
Other general and administrative	45,438	6,423	---	51,861
Total operating expenses	146,210	23,923	---	170,133
(Loss) from operations	(146,210)	(23,923)	---	(170,133)

Provision (credit) for taxes on income	---	---	---	---
Net (loss)	(146,210)	(23,923)	---	(170,133)

The following reflects the combined Company for the three months ended January 31, 2014:

	January 31, 2014
	Puget	B-29	Eliminations	Combined
ASSETS
Current assets:
Cash	46,511	37	---	46,548
Inventory	46,200	---	---	46,200
Note receivable	21,450	---	(21,450)	---
Total current assets	114,161	37	(21,450)	92,748

Other assets:
Intangible assets	---	1	(1)	--
Total other assets	---	1	(1)	--

Total assets	114,161	38	(21,451)	92,478

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	50,615	2,500	---	53,115
Advances from shareholders	184	---	---	184
Notes payable	50,000	21,450	(21,450)	50,000
Total current liabilities	100,799	23,950	(21,450)	103,299

Long-term liabilities:
Notes payable	325,000	---	---	325,000
Total long-term liabilities	325,000	---	---	325,000

Total liabilities	425,799	23,950	(21,450)	428,299

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;
42,505,000	44,955	1	(1)	44,955
Common stock payable	(15,000)	---	---	(15,000)
Treasury stock	(2,450)	---	---	(2,450)
Additional paid in capital	(1,197)	100	---	(1,097)
Deficit accumulated during the development stage	(337,946)	(24,013)	---	(361,959)
Total stockholders' deficit	(311,638)	(23,912)	(1)	(335,551)

Total liabilities and stockholders' equity	114,161	38	(21,451)	92,748

	January 31, 2014
	Puget	B-29	Eliminations	Combined
Sales	---	---	---	---

Cost of Sales	---	---	---	---

Gross profit	---	---	---	---

General and administrative expenses:
Legal and professional fees	3,250	---	---	3,250
Marketing and advertising	47,494	---	---	47,494
Research & development	7,615	---	---	7,615
Other general and administrative	113,680	90	---	113,770
Total operating expenses	172,039	90	---	172,129
(Loss) from operations	(172,039)	(90)	---	(172,129)

Provision (credit) for taxes on income	---	---	---	---
Net (loss)	(172,039)	(90)	---	(172,129)

9. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The following material events have occurred up to March 9, 2014:

On February 5, 2014, the Company formed Weistek USA, a Colorado corporation, in preparation for the distribution and sales of its high performance 3D printer in the U.S. consumer market. This new division will pursue the rapidly expanding 3D printing marketplace and in preparation of its business purpose, on February 3, 2014, the Company filed for trademarks related to its SnapSearch℠ app and PrintSnaptic℠ platform with the U.S. Patent and Trade Office. The Company is developing these supporting technologies that will extend the usefulness of the My3DP personal printer by leveraging the growing interest in personal 3D printing for crafting, jewelry, and domestic goods.

On March 8, 2014, the Company entered into a Premier Dealer and Servicing Agreement with Shenzhen Weistek Co. Ltd, a Chinese corporation,  in which Weistek USA was appointed as dealer and service provider of the entire line of 3D Printer products and related accessories manufactured and sold by Shenzhen Weistek Co.  Other dealers or product sellers may be appointed for the United States territory, but Weistek, USA, Inc. will be the exclusive after-sales service provider for the United States territory as long as Contract is in force.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Puget Technologies Inc., a Nevada corporation (the “Company”), and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 31, 2013 audited financial statements and related notes included in the Company’s Amendment No. 1 to Form 10-K (File No. 333-179212; the “Form 10-K”), as filed with the Securities and Exchange Commission on February 14, 2013.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on March 17, 2009 and established a fiscal year end of October 31.  It is a development-stage Company.

PLAN OF OPERATION

Plan of Operation

Our current cash balance is $46,548.  Our cash balance along with anticipated revenue from sales may not be sufficient to cover the expenses we will incur during the next twelve months.

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

When we begin accepting orders for Weistek USA products via the http://www.WeistekUSA.com our customers will be asked to 100% prepay for the products. Customers will have three options to pay for our products: by credit card, by wire transfer or by sending a check/money order.  If customer decides to pay by check/money order, then we apply a certain amount of days before shipping to have the check/money order cleared. Customers are responsible to cover the shipping costs. Shipping costs are added automatically to a customer’s final bill.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended January 31, 2014 and 2013

We recorded no revenue for the three months January 31, 2014, and $32,275 of revenue for the three months ended January 31, 2013. From the period of March 17, 2009 (inception) to January 31, 2014, we recorded $58,815 of revenue and a loss of $4,946 after cost of sales.

For the three months ending January 31, 2014, general and administrative expenses were $113,770 and consisted of $3,250 of legal and professional fees, $51,250 for consulting fees, and $59,270 of other general and administrative expenses.   For the three months ending January 31, 2013, we had $3,294 in general and administrative expenses resulting in a loss of $1,240.

From the period of March 17, 2009 (inception) to January 31, 2014, the Company has incurred a net loss of $361,959 from inception.

Liquidity and Capital Resources

At January 31, 2014, we had a cash balance of $46,548.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our development program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock, if at all. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our minerals claims and our business will fail.

Subsequent Events

On March 8, 2014, the Company entered into a Premier Dealer and Servicing Agreement with Shenzhen Weistek Co. Ltd, a Chinese corporation,  in which Weistek USA was appointed as dealer and service provider of the entire line of 3D Printer products and related accessories manufactured and sold by Shenzhen Weistek Co.  Other dealers or product sellers may be appointed for the United States territory, but Weistek, USA, Inc. will be the exclusive after-sales service provider for the United States territory as long as Contract is in force.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of January 31, 2014.

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

PUGET TECHNOLOGIES INC.
(Name of Registrant)

Date: March 17, 2014	By:	/s/ Ronald Leyland
Ronald Leyland
President (principal executive officer, principal accounting officer, and principal financial officer)