Form 10-Q/A
period 2014-01-31
PUGET TECHNOLOGIES, INC.
filed 2014-03-17
CIK 1540615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

XBRL EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, filed with the Securities Exchange Commission on March 17, 2014 (the “Form 10-Q”), is to revise errors in Exhibit 101 – Interactive Data File (“XBRL Exhibit”) which prevented them from being accepted by EDGAR.  For the convenience of the reader, this amendment also includes the exhibits from our original filing.  No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

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