Form 10-K/A
period 2013-10-31
PUGET TECHNOLOGIES, INC.
filed 2014-07-28
CIK 1540615

Quick Link to Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

Amendment No. 2

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

AMENDMENT EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013 as originally filed with the Securities and Exchange Commission on February 13, 2014 is to correct errors in the Financial Statements. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other text discussing the financials resulting from the corrections of this error.  Other than these changes and changes to the signature page, no other changes were made.

Quick Link to Table of Contents

PUGET TECHNOLOGIES INC.

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

We were incorporated on March 17, 2010 and have very limited operations.  We have realized $58,815 in revenues to date. Our net loss from inception to October 31, 2013 is $187,107. Based upon our proposed plans, we expect to incur significant operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, marketing and distribution of our product. We may fail to generate sufficient revenues in the future. If we cannot attract a significant number of purchasers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

Our expenses for year ended October 31, 2013 consisted of $96,673 in legal and professional fees, $4,099 in marketing and advertising, and $45,438 in other general and administrative expenses.  In comparison, our expenses for the year ended October 31, 2012 consisted of $1,960 in legal and professional fees, $7,130 in marketing and advertising, and $140 in other general and administrative expenses.

We have generated revenues of $58,815 with $63,761 in cost of sales resulting in a gross loss of $4,946 for the period from inception (March 17, 2010) through October 31, 2013. Our net loss from inception (March 17, 2010) through October 31, 2013 was $187,107.

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

Quick Link to Table of Contents

Item 8.  Financial Statements

Puget Technologies, Inc. and Subsidiary Consolidated Financial Statements

Index to Financial Statements

October 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	15

Balance Sheet:
October 31, 2013 (Restated) and October 31, 2012	16

Statement of Operations:
For the twelve months ended October 31, 2013 (Restated), October 31, 2012 and from (inception) March 17, 2010 through October 31, 2013 (Restated)	17

Statement of Stockholders Equity/(Deficit):
October 31, 2013 (Restated)	18

Statement of Cash Flows:
For the twelve months ended October 31, 2013 (Restated), October 31, 2012 and from (inception) March 17, 2010 through October 31, 2013 (Restated)	19

Notes to Financial Statements:
October 31, 2013	20

Quick Link to Table of Contents

HARRIS & GILLESPIE CPAS, PLLC

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Puget Technologies, Inc.

We have audited the accompanying balance sheet of Puget Technologies (A Development Stage Company) as of October 31, 2013 (Restated) and October 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the periods ended as of October 31, 2013 (Restated) and October 31, 2012 and for the period (inception) March 17, 2010 through October 31, 2013 (Restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puget Technologies (A Development Stage Company) for the periods ended October 31, 2013 (Restated) and October 31, 2012 and the results of its operations and cash flows for the periods ending October 31, 2013 (Restated) and October 31, 2012 and for the period (inception) March 17, 2010 through October 31, 2013 (Restated) then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ HARRIS & GILLESPIE CPA’S, PLLC

Seattle, Washington

January 21, 2014

July 22, 2014 – As to Note 4 Treasury Stock, Note 7 Restatement and Note 8 Subsequent Events.

Quick Link to Table of Contents

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Balance Sheet

	October 31, 2013 (Audited) (Restated)	October 31, 2012 (Audited)

ASSETS
Current assets:
Cash	13,572	36
Total current assets	13,572	36

Total assets	13,572	36

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	4,961	4,733
Advances from shareholders	660	---
Total current liabilities	5,621	4,733

Long-term liabilities:
Notes payable	175,000	---
Total long-term liabilities	175,000	---

Total liabilities	180,621	4,733

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;
42,500,000 and 3,300,000 shares issued and outstanding	42,500	3,300
Additional paid in capital	(7,442)	11,700
Common stock receivable	(15,000)	---
Deficit accumulated during the development stage	(187,107)	(19,697)
Total stockholders' equity/(deficit)	(167,049)	(4,697)
Total liabilities and stockholders' equity	13,572	36

See accompanying notes to these financial statements.

Quick Link to Table of Contents

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Statement of Operations

	For the Year Ended October 31, 2013 (Audited) (Restated)	For the Year Ended October 31, 2012	Cumulative, from Inception, March 17, 2010 Through October 3, 2013

Sales	---	58,815	58,815

Cost of Sales	---	63,761	63,761

Gross profit	---	(4,946)	(4,946)

General and administrative expenses:
Legal and professional fees	96,673	1,960	104,133
Marketing and advertising	4,099	7,130	11,229
Research & development	---	---	---
Other general and administrative	45,438	140	45,599
Total operating expenses	146,210	9,230	160,961
Other income/(expense)
Merger rescission expense	(21,200)	-	(21,200)
Total other income/(expense)	(21,200)	-	(21,200)
(Loss) from operations	(167,410)	(14,176)	(187,107)

Provision (credit) for taxes on income	---	---	---
Net (loss)	(167,410)	(14,176)	(187,107)

Basic earnings (loss) per common share	(0.01)	(0.00)

Weighted average number of shares outstanding	16,246,960	3,300,000

See accompanying notes to these financial statements.

Quick Link to Table of Contents

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Statement of Stockholders’ Equity (Deficiency) As of October 31, 2013

	Common Stock		Additional Paid-In Capital	Common Stock Receivable	Accum Deficit	Total Equity
	Shares	Amount

Inception, March 27, 2010	---	---	---		---	---

Common stock for cash on October 1, 2010 at $0.001 per share	3,000,000	3,000				3,000

Net income (loss)					(14)	(14)

Balance, October 31, 2010	3,000,000	3,000	---		(14)	2,986

Net income (loss)					(5,508)	(5,508)

Balance, October 31, 2011	3,000,000	3,000	---		(5,522)	(2,522)

Common stock for cash on July 31, 2012 at $0.04 per share	300,000	300	11,700			12,000

Net income (loss)					(14,176)	(14,176)

Balance, October 31, 2012	3,300,000	3,300	11,700		(19,697)	(4,697)

Common stock returned to treasury on May 31, 2013 at $0.001 per share	(2,450,000)	(2,450)	2,450			---

Common stock issued in a 50 for 1 forward split on July 3, 2013	41,650,000	41,650	(41,650)			---

Debt converted to equity			5,058			5,058

Common stock receivable			15,000	(15,000)		---

Net income (loss)					(167,410)	(167,410)

Balance, October 31, 2013	42,500,000	42,500	(7,442)	(15,000)	(187,107)	(167,049)

See accompanying notes to these financial statements.

Quick Link to Table of Contents

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Statement of Cash Flows Audited

		Twelve Months Ended October 31, 2013		(Restated) Twelve Months Ended October 31, 2012		Cumulative, from Inception, March 17, 2010 Through October 31, 2013

Cash flows from operating activities:
Net (loss)		$(167,410)		$(14,176)		$(187,107)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Depreciation and Amortization		---		---		---
Change in current assets and liabilities:
Inventory		---		2,070		---
Accounts payable and accrued expenses		228		(4,959)		4,961
Net cash flows from operating activities		(167,182)		(17,065)		(182,246)

Cash flows from financing activities:
Proceeds from sale of common stock		---		12,000		15,000
Paid in capital		5,058		---		5,058
Advances from shareholders and related party's		660		---		660
Proceeds/(Payment) of notes payable		175,000		---		175,000

Net cash flows from financing activities		180,718		12,000		195,718
Net cash flows		13,536		(5,065)		13,572

Cash and equivalents, beginning of period		36		5,100		---
Cash and equivalents, end of period		$13,572		$36		$13,572

Supplemental cash flow disclosures:
Cash paid for interest	$	---	$	---	$	---
Cash paid for income taxes	$	---	$	---	$	---

See accompanying notes to these financial statements.

Quick Link to Table of Contents

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Notes to Financial Statements OCTOBER 31, 2013

1.

ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010. Our business is developing and selling leading edge consumer oriented products ready for rapid commercialization. Much of our resources are dedicated to research and development in order to provide consumers with quality options while meeting the expectations of its investors. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated $58,815 in revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on March 17, 2010 through October 31, 2013 the Company has accumulated losses of $187,107.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $187,107 as of October 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

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

Quick Link to Table of Contents

3.

COMMITMENTS AND CONTINGENCIES

Effective August 9, 2013, the Company entered into a Master Credit Agreement whereby Shield Investments, Inc. has agreed to make advances to the Company in an amount not to exceed $1,250,000 in the aggregate.  Each advance will bear an interest rate of 12% annually and principle and interest accrued are payable one year after the date of indebtedness.  The Agreement is not a revolving line of credit and monies borrowed cannot be borrowed, repaid, and re-borrowed.  As of October 31, 2013, the Company owed $177,400 which includes $175,000 in principle and $2,400 in accrued interest.

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

Effective May 15, 2013, and pursuant to a private transaction, 2,450,000 shares were returned to the Company and cancelled.  The company has reduced the outstanding shares and associated value by $2,450.

On July 3, 2013, the Company’s Board of Directors authorized a forward stock split of 50 for 1.  Prior to the forward split, the Company had 850,000 common shares outstanding.  As a result of the dividend, the Company had 42,500,000 shares of common stock outstanding.

Pursuant to a Rescission of Share Exchange Agreement, effective March 24, 2014, Mr. Ronald Leyland, former president and director, returned his 15,000,000 Shares of Company stock to the Company and the Company returned 100% of B-29 Energy, Inc. shares that were acquired under the Share Exchange Agreement executed on September 2, 2013 to Mr. Leyland.  The Company’s financial statements for the period have been restated to reflect the retro-application of the Rescission Agreement.  As a result and therefore, the Company has recorded common stock receivable in the amount of $15,000.

5.

INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2013 and 2012, the Company incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $187,107 and will begin to expire in the year 2023.

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

Quick Link to Table of Contents

For the Period from March 17, 2010 (Inception) through October 31, 2013
Federal statutory income tax rate	15.0%
NV state statutory income tax rate	0.0%
Effective income tax rate	15.0%

At October 31, 2013 and 2012, deferred tax assets consisted of the following:

Deferred tax assets	2013		2012
Net operating losses		$28,066		$2,955
Less: valuation allowance		(28,066)		(2,955)
Net deferred tax asset	$	---	$	---

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

On March 23, 2014, the Board of Directors appointed Gary J. Valentine as a Director, CEO and President of the Company.  Concurrent with Mr. Valentine’s appointment, Ronald Leyland resigned as President, Secretary, Treasurer and a Director of the Company, which leaves Mr. Valentine as the sole officer and director of the Company.

Pursuant to a Rescission of Share Exchange Agreement, effective March 24, 2014, Mr. Ronald Leyland, former president and director, returned 15,000,000 Shares of Company stock to the Company and the Company returned 100% of B-29 Energy, Inc. shares that were acquired under the Share Exchange Agreement executed on September 2, 2013 to Mr. Leyland.  Concurrent with the resignation of Mr. Leyland, the Company disbursed $25,000 to Mr. Leyland as final payment for services provided to the Company.  The Company’s financial statements for the period have been restated to reflect the retro-application of the Rescission of Share Exchange Agreement.

7.

RESTATEMENT OF FINANCIAL STATEMENTS

On September 2, 2013, the Company, B-29 ENERGY INC., a Colorado corporation (“B-29”), and Ronald Leyland, sole director, president, and registered holder of 100% of the shares of B-29 (the “Shareholder”) and Chairman and Chief Executive Officer of the

Quick Link to Table of Contents

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

Pursuant to a Rescission of Share Exchange Agreement, effective March 24, 2014, Mr. Ronald Leyland, former president and director, returned his 15,000,000 Shares of Company stock to the Company and the Company returned 100% of B-29 Energy, Inc. shares that were acquired under the Share Exchange Agreement executed on September 2, 2013 to Mr. Leyland.  The Company’s financial statements for the period have been restated to reflect the retro-application of the Rescission of Share Exchange Agreement. As a result and therefore, the Company has recorded common stock receivable in the amount of $15,000 as of October 31, 2013.

The following reflects the retro-application of the Rescission of Share Exchange Agreement and the restatement of the Company’s financial statements for the period ended October 31, 2013:

	As reported October 31, 2013						Corrected
	Puget		B-29	Combined		Rescinded	10/31/13
ASSETS
Current assets:
Cash	$13,572	$		$13,572	$		$13,572
Notes Receivable	21,200					-	-
Total current assets	34,772		-	13,572		-	13,572

Other asset:
Intangible asset			1
Total other asset	-		1	-		-	-

Total assets	$34,772		$1	$13,572		$-	$13,572

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$4,961		$2,623	$7,584		$(2,623)	$4,961
Advances from shareholders	660			660			660
Notes payable			21,200
Total current liabilities	5,621		23,823	8,244		(2,623)	5,621

Long term liabilities
Notes payable	175,000			175,000			175,000
Total long-term liabilities	175,000		-	175,000		-	175,000

Total liabilities	180,621		23,823	183,244		(2,623)	180,621

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;42,500,000 (net of treasury) and 3,300,000 shares issued and outstanding	44,950		1	44,950		(2,450)	42,500
Additional paid in capital	(22,442)		100	(22,342)		14,900	(7,442)
Treasury stock	(2,450)			(2,450)		2,450	-
Common stock receivable						(15,000)	(15,000)
Deficit accumulated during the development stage	(165,907)		(23,923)	(189,830)		2,723	(187,107)
Total stockholders' equity/(deficit)	(145,849)		(23,822)	(169,672)		173	(169,049)
Total liabilities and stockholders' equity	$34,772		$1	$13,572		$(2,450)	$13,572

Quick Link to Table of Contents

	As reported October 31, 2013				Corrected
	Puget	B-29	Combined	Rescinded	10/31/13
Sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses:
Legal and professional	96,673		96,673		96,673
Marketing and advertising	4,099		4,099		4,099
Research and development		17,500	17,500	(17,500)	-
Other	45,438	6,423	51,861	(6,423)	45,438
Total general and administrative expenses	146,210	23,923	170,133	(23,923)	146,210

Other income/(expense)
Rescission of merger expense				(21,200)	(21,200)
Total income/(expense)	-	-	-	(21,200)	(21,200)

Loss from operations	(146,210)	(23,923)	(170,133)	2,723	(167,410)
Provision for income taxes
Net (loss)	$(146,210)	$(23,923)	$(170,133)	$2,723	$(167,410)

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

On March 23, 2014, the Board of Directors appointed Gary J. Valentine as a Director, CEO and President of the Company.  Concurrent with Mr. Valentine’s appointment, Ronald Leyland resigned as President, Secretary, Treasurer and a Director of the Company, which leaves Mr. Valentine as the sole officer and director of the Company.

Effective March 24, 2014, Mr. Ronald Leyland, former president and director, returned his 15,000,000 Shares of Company stock to the Company and the Company returned 100% of B-29 Energy, Inc. shares that were acquired under the Share Exchange Agreement executed on September 2, 2013 to Mr. Leyland.  The Company’s financial statements for the period ended October 31, 2013 have been restated to reflect the retro-application of the Rescission of Share Exchange Agreement.

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

Quick Link to Table of Contents

PART IV

Item 15.  Exhibits

The following exhibits are included with this filing or incorporated by reference:

Exhibit Number	Description
3(i)	Articles of Incorporation*
3(ii)	Bylaws*
23	Auditor’s Consent
31.1	Sec. 302 Certification of CEO and CFO
32.1	Sec. 906 Certification of CEO and CFO
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Puget Technologies Inc.

July 28, 2014	By:	/s/ Gary Valentine
By: Gary Valentine
President (principal executive officer, principal accounting officer, and principal financial officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Gary Valentine	Chief Executive Officer	July 28, 2014
Gary Valentine	Title	Date

/s/ Gary Valentine	Chief Financial Officer	July 28, 2014
Gary Valentine	Title	Date

/s Gary Valentine	Principal Accounting Officer	July 28, 2014
Gary Valentine	Title	Date