Form 10-Q/A
period 2014-01-31
PUGET TECHNOLOGIES, INC.
filed 2014-08-04
CIK 1540615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 2

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

As of January 31, 2014 there were 42,500,000 shares of common stock, $0.001 par value per share, outstanding.

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

AMENDMENT EXPLANATORY NOTE

The purpose of this amendment no. 2 to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, filed with the Securities Exchange Commission on March 17, 2014 (the “Form 10-Q”), is to correct errors in the Financial Statements. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other text discussing the financials resulting from the corrections of this error.  Other than these changes and changes to the signature page, no other changes were made.

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Balance Sheets

	January 31, 2014 (Unaudited) (Restated)	October 31, 2013 (Audited) (Restated)

ASSETS
Current assets:
Cash	46,548	13,572
Inventory	46,200	-
Total current assets	92,748	13,572

Net fixed assets	-	-

Total assets	92,748	13,572

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	53,115	4,961
Advances from shareholders	184	660
Notes payable	50,000	-
Total current liabilities	103,299	5621

Long-term liabilities:
Notes payable	325,000	175,000
Total long-term liabilities	325,000	175,000

Total liabilities	428,299	180,621

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;
42,500,000 and 42,500,000 shares issued and outstanding	42,500	42,500
Common stock payable	6,300	(15,000)
Additional paid in capital	(7,442)	(7,442)
Deficit accumulated during the development stage	(376,909)	(187,107)
Total stockholders' equity/(deficit)	(335,551)	(167,049)
Total liabilities and stockholders' equity	$92,748	$13,572

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Statements of Operations Unaudited

	Three Months January 31, 2014	Three Months January 31, 2013	Cumulative, Inception, March 17, 2010 Through January 31, 2014
	(Restated)		(Restated)
Sales	-	32,275	58,815

Cost of Sales	-	27,741	63,761

Gross profit	-	4,534	(4,946)

General and administrative expenses:
Legal and professional fees	71,790	3,064	175,923
Marketing and Advertising	47,494	-	58,723
Research & Development	7,615	-	7,615
Other general and administrative	57,421	230	103,020
Total operating expenses	184,320	3,294	345,281
(Loss) from operations	(184,320)	1,240	(350,227)

Other income (expense):
Merger rescission expense	-	-	(21,200)
Interest income (expense)	(5,482)	-	(5482)
(Loss) before taxes	(189,802)	1,240	(376,909)

Provision (credit) for taxes on income	-	-	-
Net (loss)	(189,802)	1,240	(376,909)

Basic earnings (loss) per common share	(0.00)	0.00

Weighted average number of shares outstanding	42,500,000	3,300,000

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Statements of Cash Flows Unaudited

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	For the period from March 17, 2010 (inception) through January 31, 2014
	(Restated)		(Restated)
Cash flows from operating activities:
Net (loss)	$ (189,802)	$ 1,240	(376,909)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:

Stock compensation	21,300	-	21,300
Change in current assets and liabilities:
Inventory	(46,200)	-	(46,200)
Accounts payable and accrued expenses	48,155	-	53,116
Net cash flows from operating activities	(166,547)	1,240	(348,693)

Cash flows from investing activities:
Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	15,000
Paid in capital	-	-	5,058
Advances from shareholders and related party's	(476)	325	184
Proceeds/(Payment) of notes payable	200,000	-	375,000

Net cash flows from financing activities	199,524	325	395,242
Net cash flows	32,976	1,565	46,548

Cash and equivalents, beginning of period	13,572	36	-
Cash and equivalents, end of period	$ 46,548	$ 1,601	$ 46,548

Supplemental cash flow disclosures:
Cash paid for interest	$-	$ -	$ -
Cash paid for income taxes	$-	$ -	$ -

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Company) Notes to Financial Statements JANUARY 31, 2014

1. ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010. Our business is developing and selling leading edge consumer oriented products ready for rapid commercialization. Much of our resources are dedicated to research and development in order to provide consumers with quality options while meeting the expectations of its investors. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated $58,815 in revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on March 17, 2010 through January 31, 2014 the Company has accumulated losses of $376,909.

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

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying consolidated financial statements include the active entity of Puget Technologies, Inc. and its wholly owned subsidiary, Weistek USA. The Company has relied upon the guidance provided by ASC Topic NO.810-10-15-3.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $376,909 as of January 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $46,548 and $13,572 cash and $0 cash equivalents as of January 31, 2014 and October 31, 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended January 31, 2014.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $11,254 in advertising costs during the period March 17, 2010 (inception) to January 31, 2014.

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

As of January 31, 2014, and pursuant to a Consulting Agreement, the Company had accrued 20,000 shares of restricted common stock payable.  These shares have been authorized but not issued.  The Company has recorded a consulting expense of $21,300 and recorded these as a stock subscription.

Pursuant to a Rescission of Share Exchange Agreement, effective March 24, 2014, Mr. Ronald Leyland, former president and director, returned his 15,000,000 Shares of Company stock to the Company and the Company returned 100% of B-29 Energy, Inc. shares that were acquired under the Share Exchange Agreement executed on September 2, 2013 to Mr. Leyland.  The Company’s financial statements for the period have been restated to reflect the retro-application of the Rescission Agreement.  As a result and therefore, the Company has recorded a stock subscription in the amount of $15,000.  During the period, the Company rescinded the stock cancellation and stock issuance.  There was no change to the overall shares outstanding.  The Company eliminated the $15,000 stock subscription through paid in surplus.

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

6.

RESTATEMENT OF FINANCIAL STATEMENTS

Restatement number 1:

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

Restatement number 2:

The financial statements have been revised to correct an error in accounting for the Company’s common stock, shares outstanding, additional paid in capital, retained deficit, operating expenses and other expenses.  In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

The following table represents the effects of the subsequent and first restated statements as of January 31, 2014.

	Restated	Original
Common stock	$42,500	$44,955

Shares outstanding	42,500,000	42,505,000

Additional paid in capital	$(7,442)	$(1,097)

Retained deficit	$(376,909)	$(361,959)

Operating expenses	$184,320	$172,129

Other expense	$5,482	$0

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

On February 5, 2014, the Company formed Weistek USA, a Colorado corporation, in preparation for the distribution and sales of its high performance 3D printer in the U.S. consumer market. This new division will pursue the rapidly expanding 3D printing marketplace and in preparation of its business purpose. The Company is developing these supporting technologies that will extend the usefulness of the My3DP personal printer by leveraging the growing interest in personal 3D printing for crafting, jewelry, and domestic goods.

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

For the three months ending January 31, 2014, general and administrative expenses were $57,421, legal and professional fees were $71,790, selling and marketing expenses were $47,494 and research and development expenses were $7,615.   This resulted in an operating loss of $184,320.  For the three months ending January 31, 2013, we had $3,294 in operating expenses resulting in a loss of $1,240.

From the period of March 17, 2009 (inception) to January 31, 2014, the Company has incurred a net loss of $376,909 from inception.

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

PUGET TECHNOLOGIES INC.
(Name of Registrant)

Date: August 4, 2014	By:	/s/ Gary Valentine
Gary Valentine
President (principal executive officer, principal accounting officer, and principal financial officer)