Form 10-Q
period 2014-04-30
PUGET TECHNOLOGIES, INC.
filed 2014-08-06
CIK 1540615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of April 30, 2014 there were 42,520,000 shares of common stock, $0.001 par value per share, outstanding.

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

FOR THE PERIOD ENDED APRIL 30, 2014

Part I.	Financial Information

	Item 1.	Financial Statements

Balance Sheets as of April 30, 2014 (unaudited) and October 31, 2013

Statements of Operations for the six months ended April 30, 2014 and 2013 and the period from March 17, 2009 (Inception) to April 30, 2014 (unaudited).

Statements of Cash Flows for the six months ended January 31, 2014 and 2013 and the period from March 17, 2009 (Inception) through April 30, 2014 (unaudited).

Notes to Financial Statements (unaudited).

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

	Item 4.	Controls and Procedures.

Part II.	Other Information

	Item 1.	Legal Proceedings.

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Item 3.	Defaults Upon Senior Securities.

	Item 4.	Mine Safety Disclosures.

	Item 5.	Other Information.

	Item 6.	Exhibits.

Signatures

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Balance Sheet
	April 30, 2014	October 31, 2013
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$85,761	$13,572
Inventory	46,200	-
Total current assets	131,961	13,572

Total assets	131,961	13,572

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	44,357	4,961
Advances from shareholders	817	660
Notes payable	50,000	-
Total current liabilities	95,174	5,621

Long-term liabilities:
Notes payable	650,000	175,000
Total long-term liabilities	650,000	175,000

Total liabilities	745,174	180,621

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;
42,520,000 and 42,500,000 shares issued and outstanding	42,520	42,500
Common stock payable		(15,000)
Additional paid in capital	(1,162)	(7,442)
Deficit accumulated during the development stage	(654,57)	(187,107)
Total stockholders' equity/(deficit)	(613,213)	(167,049)
Total liabilities and stockholders' equity	$131,961	$13,572

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Statement of Operations Unaudited
					Cumulative,
					Inception,
	Six	Six	Three	Three	March 17,
	Months	Months	Months	Months	2010 Through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2014	2013	2014	2013	2014

Sales	-	32,275	-	-	58,815

Cost of Sales	-	27,741	-	-	63,761

Gross profit	-	4,534	-	-	(4,946)

General and administrative expenses:
Legal and professional fees	140,957	10,714	69,167	7,650	245,090
Marketing and Advertising	211,303	4,074	163,809	4,074	222,532
Research & Development	7,652	-	37	-	7,652
Other general and administrative	89,215	3,155	31,794	2,925	134,814
Total operating expenses	449,127	17,943	264,807	14,649	610,088
(Loss) from operations	(449,127)	(13,409)	(264,807)	(14,649)	(615,034)

Other income (expense):
Merger rescission expense	-	-	-	-	(21,200)
Interest (expense)	(18,337)	-	(12,855)	-	(18337)
(Loss) before taxes	(467,464)	(13,409)	(277,662)	(14,649)	(654,571)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	(467,464)	(13,409)	(277,662)	(14,649)	(654,571)

Basic earnings (loss) per common share	(0.01)	(0.00)	(0.01)	(0.00)
Weighted average number of shares outstanding	42,480,652	3,300,000	42,480,652	3,300,000

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Consolidated Statements of Cash Flows Unaudited
	Six months Ended	Six months Ended	For the period from March 17, 2010 (inception) through
	April 30,	April 30,	April 30,
	2014	2013	2014

Cash flows from operating activities:
Net (loss)	$(467,464)	$(13,409)	$(654,571)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Stock compensation	21,300	-	21,300
Change in current assets and liabilities:
Inventory	(46,200)	-	(46,200)
Accounts payable and accrued expenses	39,396	5,023	44,357
Net cash flows from operating activities	(452,968)	(8,386)	(635,114)

Cash flows from investing activities:
Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	15,000
Paid in capital	-	-	5,058
Advances from shareholders and related party's	157	1,565	817
Proceeds/(Payment) of notes payable	525,000	6,836	700,000

Net cash flows from financing activities	525,157	8,401	720,875
Net cash flows	72,189	15	85,761

Cash and equivalents, beginning of period	13,572	36	-
Cash and equivalents, end of period	$85,761	$51	$85,761

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Company) Notes to Consolidated Financial Statements APRIL 30, 2014

1. ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010. Our business is developing and selling leading edge consumer oriented products ready for rapid commercialization. Much of our resources are dedicated to research and development in order to provide consumers with quality options while meeting the expectations of its investors. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated $58,815 in revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on March 17, 2010 through April 30, 2014 the Company has accumulated losses of $654,571.

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

Development Stage Company

The Company is a development stage company as defined by FASB ASC 915-10-20. Although the Company has recognized a nominal amount of revenue from inception, it is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not fully commenced.

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying consolidated financial statements include the active entity of Puget Technologies, Inc. and its wholly owned subsidiary Weistek USA. The Company has relied upon the guidance provided by FASB ASC Topic NO.810-10-15-3.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $654,571 as of April 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $85,761 and $13,572 cash and $0 cash equivalents as of April 30, 2014 and October 31, 2013.

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

Inventory

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  Inventory as of April 30, 2014 consisted solely of high performance 3D printers.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of FASB ASC 740-10-25 for the year ended January 31, 2014.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $222,532 in advertising costs during the period March 17, 2010 (inception) to January 31, 2014.

3. COMMITMENTS AND CONTINGENCIES

Effective August 9, 2013, the Company entered into a Master Credit Agreement whereby Shield Investments, Inc. has agreed to make advances to the Company in an amount not to exceed $1,250,000 in the aggregate.  Each advance will bear an interest rate of 12% annually and principle and interest accrued are payable one year after the date of indebtedness.  The Agreement is not a revolving line of credit and monies borrowed cannot be borrowed, repaid, and re-borrowed.  As of April 30, 2014, the Company owed $670,737 which includes $650,000 in principle and $20,737 in accrued interest.

On October 3, 2013, the Company entered into a Consulting Agreement with Kenneth Morrow to assist the Company with business development and growth plans.  The Company has agreed to monthly compensation for one year, payable in the amount of $5,000 and 5,000 restricted common shares of the Company.

On March 9, 2014, the Company entered into a Premier Dealer and Servicing Agreement with Shenzhen Weistek Co. Ltd, a Chinese corporation,  in which Weistek USA was appointed as dealer and service provider of the entire line of 3D Printer products and related accessories manufactured and sold by Shenzhen Weistek Co.  Other dealers or product sellers may be appointed for the United States territory, but Weistek, USA, Inc. will be the exclusive after-sales service provider for the United States territory as long as Contract is in force.

4. COMMON STOCK

The authorized capital of the Company is 110,000,000 common shares; par value $0.001 per share.

On October 01, 2010, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000..

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

Pursuant to a Rescission of Share Exchange Agreement, effective March 24, 2014, Mr. Ronald Leyland, former president and director, returned 15,000,000 shares of the Company’s stock to the Company and the Company returned 100% of B-29 Energy, Inc. shares that were acquired under the Share Exchange Agreement executed on September 2, 2013 to Mr. Leyland.   The Company paid $25K in consideration to Mr. Leyland and as a result, the Company recorded a decrease to paid-in capital of $10,000.

As of January 31, 2014, and pursuant to a Consulting Agreement, the Company had accrued 20,000 shares of restricted common stock payable.  These shares have been authorized but not issued.  The Company has recorded a consulting expense of $21,300 and recorded these as a stock subscription.  As of April 30, 2014, the Company had issued these 20,000 shares.

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

As of April 30, 2014 the total loan amount unpaid to a shareholder was $817.  The loan is non-interest bearing, due upon demand and unsecured.

As of April 30, 2014 the total loan amount unpaid to a consultant was $50,000. The loan is non-interest bearing, due upon demand and unsecured.

6.

CONSOLIDATED FINANCIAL STATEMENTS

Following is the supplemental information for the consolidated statements as of April 30, 2014:

April 30, 2014

	Puget	Weistek USA	Combined	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$85,761	$-	$85,761	$-	$85,761
Inventory	46,200	-	46,200	-	46,200
Total current assets	131,961	-	131,961	-	131,961

Other assets:
Note Receivable – Weistek USA	5,413	-	5,413	(5,413)	-
Total other assets	5,413	-	5,413	(5,413)	-

Total assets	$137,374	$-	$137,374	$(5,413)	$131,961

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$44,357	$-	$44,357	$-	$44,357
Advances from shareholders	817	-	817	-	817
Notes payable	50,000	5,413	55,413	(5,413)	50,000
Total current liabilities	95,174	5,413	100,587	(5,413)	95,174

Long-term liabilities:
Notes payable	650,000	-	650,000	-	650,000
Total long-term liabilities	650,000	-	650,000	-	650,000

Total liabilities	745,174	5,413	750,587	(5,413)	745,174

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized	42,520	-	42,520	-	42,520
Additional paid in capital	(1,162)	-	(1,162)	-	(1,162)
Deficit accumulated during the development stage	(649,158)	(5,413)	(654,571)	-	(654,571)
Total stockholders' equity/(deficit)	(607,800)	(5,413)	(613,213)	-	(613,213)
Total liabilities and stockholders' equity	$137,374	$0	$137,374	$(5,413)	$131,961

Six months ended April 30 2014

	Puget	Weistek USA		Combined	Eliminations	Consolidated
Sales	$-	$-	$		$-	$-

Cost of Sales	-	-			-	-

Gross profit	-	-			-	-

General and administrative expenses:
Legal and professional fees	140,957	-		140,957	-	140,957
Marketing and advertising	205,890	5,413		211,303	-	211,303
Research & development	7,652	-		7,652	-	7,652
Other general and administrative	89,215	-		89,215	-	89,215
Total operating expenses	443,714	5,413		449,127	-	449,127

Other income/(expense)
Interest expense	(18,337)	-		(18,337)	-	(18,337)
Total income/(expense)	(18,337)	-		(18,337)	-	(18,337)

(Loss) from operations	(462,051)	(5,413)		(467,464)	-	(467,464)

Provision (credit) for taxes on income	-	-			-	-
Net (loss)	$(462,051)	$(5,413)		$(467,464)	$-	$(467,464)

7.

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

The following table represents the effects of the subsequent and first restated statements as of January 31, 2014:

	Restated	Original
Common stock	$42,500	$44,955
Shares outstanding	42,500,000	42,505,000
Additional paid in capital	$(7,442)	$(1,097)
Retained deficit	$(376,909)	$(361,959)
Operating expenses	$184,320	$172,129
Other expense	$5,482	$0

8. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Management has determined that there are no material subsequent events that have occurred up to the date of the filing of this Report.

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

PLAN OF OPERATION

Plan of Operation

Our current cash balance is $85,761.  Our cash balance along with anticipated revenue from sales may not be sufficient to cover the expenses we will incur during the next twelve months.

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

RESULTS OF OPERATIONS

Three-Month Periods Ending April 30, 2014 and 2013

We recorded no revenue for the three months April 30, 2014, and 2013. From the period of March 17, 2010 (inception) to April 30, 2014, we recorded $58,815 of revenue and a loss of $4,946 after cost of sales.

For the three months ending April 30, 2014, operating expenses were $264,807 and consisted of $69,167 of legal and professional fees, $163,809 for marketing, and $31,794 of other general and administrative expenses.   For the three months ending April 30, 2013, we had $14,649 in operating expenses resulting in a net loss of $14,649.

Six-Month Periods Ending April 30, 2014 and 2013

We recorded no revenue for the six months April 30, 2014, and $32,275 of revenue for the six months ended April 30, 2013. From the period of March 17, 2009 (inception) to April 30, 2014, we recorded $58,815 of revenue and a loss of $4,946 after cost of sales.

For the six months ending April 30, 2014, operating expenses were $449,127 and consisted of $140,957 of legal and professional fees, $211,303 for marketing, $7,652 for research and development, and $89,215 of other general and administrative expenses.   For the six months ending April 30, 2013, we had $13,409 in operating expenses resulting in a net loss of $13,409.

From the period of March 17, 2009 (inception) to April 30, 2014, the Company has incurred a net loss of $654,571 from inception.

Liquidity and Capital Resources

At April 30, 2014, we had a cash balance of $85,761.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our development program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock, if at all. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our minerals claims and our business will fail.

Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Management has determined that there are no material subsequent events that have occurred up to the date of the filing of this Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of April 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

PUGET TECHNOLOGIES INC.
(Name of Registrant)

Date: August 6, 2014	By:	/s/ Gary Valentine
Gary Valentine
President (principal executive officer, principal accounting officer, and principal financial officer)