Form 10-Q
period 2014-07-31
PUGET TECHNOLOGIES, INC.
filed 2014-09-08
CIK 1540615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

As of July 31, 2014 there were 42,520,000 shares of common stock, $0.001 par value per share, outstanding.

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

FOR THE PERIOD ENDED JULY 31, 2014

Part I.	Financial Information

	Item 1.	Financial Statements

Balance Sheets as of July 31, 2014 (unaudited) and October 31, 2013

Statements of Operations for the nine months ended July 31, 2014 and 2013 and the period from March 17, 2009 (Inception) to July 31, 2014 (unaudited).

Statements of Cash Flows for the nine months ended January 31, 2014 and 2013 and the period from March 17, 2009 (Inception) through July 31, 2014 (unaudited).

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Balance Sheet
	July 31, 2014	October 31, 2013
	(Unaudited)	(Audited) (Restated)

ASSETS
Current assets:
Cash	$49,650	$13,572
Inventory	-	-
Total current assets	49,650	13,572

Total assets	49,650	13,572

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	42,220	4,961
Advances from shareholders	817	660
Notes payable	50,000	-
Total current liabilities	93,037	5,621

Long-term liabilities:
Notes payable	775,000	175,000
Total long-term liabilities	775,000	175,000

Total liabilities	868,037	180,621

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;
42,520,000 and 42,500,000 shares issued and outstanding	42,520	42,500
Common stock payable		(15,000)
Additional paid in capital	(1,162)	(7,442)
Deficit accumulated during the development stage	(859,745)	(187,107)
Total stockholders' equity/(deficit)	(818,387)	(167,049)
Total liabilities and stockholders' equity	$49,650	$13,572

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Statement of Operations Unaudited
					Cumulative,
					Inception,
	Three	Three	Nine	Nine	March 17,
	Months	Months	Months	Months	2010 Through
	July 31,	July 31,	July 31,	July 31,	July 31,
	2014	2013	2014	2013	2014

Sales	41,930	-	41,930	32,275	100,745

Cost of Sales	46,110	-	46,110	27,741	109,871

Gross profit	(4,180)	-	(4,180)	4,534	(9,126)

General and administrative expenses:
Legal and professional fees	107,993	18,500	248,950	29,214	353,083
Marketing and Advertising	55,236	-	266,270	4,074	277,499
Research & Development	-	-	7,652	-	7,652
Other general and administrative	16,282	8,102	105,766	11,257	151,365
Total operating expenses	179,511	26,602	628,638	44,545	789,599
(Loss) from operations	(183,691)	(26,602)	(632,818)	(40,011)	(798,725)

Other income (expense):
Merger rescission expense	-	-	-	-	(21,200)
Interest (expense)	(21,483)	-	(39,820)	-	(39,820)
(Loss) before taxes	(205,174)	(26,602)	(672,638)	(40,011)	(859,820)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	(205,174)	(13,409)	(672,638)	(40,011)	(859,745)

Basic earnings (loss) per common share	(0.00)	(0.00)	(0.02)	(0.01)
Weighted average number of shares outstanding	42,520,000	14,608,400	42,520,000	7,113,170

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Consolidated Statements of Cash Flows Unaudited
	Nine months Ended	Nine months Ended	For the period from March 17, 2010 (inception) through
	July 31, 2014	July 31, 2013	July 31, 2014
			(Restated)

Cash flows from operating activities:
Net (loss)	$(672,638)	$(40,011)	$(859,745)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Stock compensation	21,300	-	21,300
Change in current assets and liabilities:
Inventory	-	-	-
Accounts payable and accrued expenses	37,259	3,500	42,220
Net cash flows from operating activities	(614,079)	(36,511)	(796,225)

Cash flows from investing activities:
Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	15,000
Paid in capital	-	-	5,058
Advances from shareholders and related party's	157	36,884	817
Proceeds/(Payment) of notes payable	650,000	8,401	825,000

Net cash flows from financing activities	650,157	45,285	845,875
Net cash flows	36,078	8,774	49,650

Cash and equivalents, beginning of period	13,572	36	-
Cash and equivalents, end of period	$49,650	$8,810	$49,650

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Company) Notes to Consolidated Financial Statements JULY 31, 2014

1. ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010. Our business is developing and selling leading edge consumer oriented products ready for rapid commercialization. Much of our resources are dedicated to research and development in order to provide consumers with quality options while meeting the expectations of its investors. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated $100,745 in revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $859,745 as of July 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $49,650 and $13,572 cash and $0 cash equivalents as of July 31, 2014 and October 31, 2013.

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

Inventory

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  Inventory as of July 31, 2014 consisted solely of high performance 3D printers.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of FASB ASC 740-10-25 for the year ended October 31, 2013.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $277,499 in advertising costs during the period March 17, 2010 (inception) to July 31, 2014.

3. COMMITMENTS AND CONTINGENCIES

Effective August 9, 2013, the Company entered into a Master Credit Agreement whereby Shield Investments, Inc. has agreed to make advances to the Company in an amount not to exceed $1,250,000 in the aggregate.  Each advance will bear an interest rate of 12% annually and principle and interest accrued are payable one year after the date of indebtedness.  The Agreement is not a revolving line of credit and monies borrowed cannot be borrowed, repaid, and re-borrowed.  As of July 31, 2014, the Company owed $817,220 which includes $775,000 in principle and $42,220 in accrued interest.

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

As of January 31, 2014, and pursuant to a Consulting Agreement, the Company had accrued 20,000 shares of restricted common stock payable.  These shares have been authorized but not issued.  The Company has recorded a consulting expense of $21,300 and recorded these as a stock subscription.  As of July 31, 2014, the Company had issued these 20,000 shares.

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

As of July 31, 2014 the total loan amount unpaid to a shareholder was $817.  The loan is non-interest bearing, due upon demand and unsecured.

As of July 31, 2014 the total loan amount unpaid to a consultant was $50,000. The loan is non-interest bearing, due upon demand and unsecured.

6.

CONSOLIDATED FINANCIAL STATEMENTS

Following is the supplemental information for the consolidated statements as of July 31, 2014:

July 31, 2014

	Puget	Weistek USA	Combined	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$49,650	$-	$49,650	$-	$49,650
Inventory	-	-	-	-	-
Total current assets	49,650	-	49,650	-	49,650

Other assets:
Note Receivable – Weistek USA	5,413	-	5,413	(5,413)	-
Total other assets	5,413	-	5,413	(5,413)	-

Total assets	$55,063	$-	$55,063	$(5,413)	$49,650

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$42,220	$-	$42,220	$-	$42,220
Advances from shareholders	817	-	817	-	817
Notes payable	50,000	5,413	55,413	(5,413)	50,000
Total current liabilities	93,037	5,413	98,450	(5,413)	93,037

Long-term liabilities:
Notes payable	775,000	-	775,000	-	775,000
Total long-term liabilities	775,000	-	775,000	-	775,000

Total liabilities	868,037	5,413	873,450	(5,413)	868,037

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized; 42,520,000 shares issued and outstanding	42,520	-	42,520	-	42,520
Additional paid in capital	(1,162)	-	(1,162)	-	(1,162)
Deficit accumulated during the development stage	(854,332)	(5,413)	(859,745)	-	(859,745)
Total stockholders' equity/(deficit)	(812,974)	(5,413)	(818,387)	-	(818,387)
Total liabilities and stockholders' equity	$55,063	$0	$55,063	$(5,413)	$49,650

Nine months ended July 31 2014

	Puget	Weistek USA	Combined	Eliminations	Consolidated
Sales	$41,930	$-	$41,930	$-	$41,930

Cost of Sales	46,110	-	46,110	-	46,110

Gross profit	(4,180)	-	(4,180)	-	(4,180)

General and administrative expenses:
Legal and professional fees	248,950	-	248,950	-	248,950
Marketing and advertising	260,857	5,413	266,270	-	266,270
Research & development	7,652	-	7,652	-	7,652
Other general and administrative	105,766	-	105,766	-	105,766
Total operating expenses	623,225	5,413	628,638	-	628,638

Other income/(expense)
Interest expense	(39,820)	-	(39,820)	-	(39,820)
Total income/(expense)	(39,820)	-	(39,820)	-	(39,820)

(Loss) from operations	(667,225)	(5,413)	(672,638)	-	(672,638)

Provision (credit) for taxes on income	-	-		-	-
Net (loss)	$(667,225)	$(5,413)	$(672,638)	$-	$(672,638)

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

The following reflects the retro-application of the Rescission of Share Exchange Agreement and the restatement of the Company’s financial statements for the period ended October 31, 2013:

	As reported October 31, 2013						Corrected
	Puget		B-29	Combined		Rescinded	10/31/13
ASSETS
Current assets:
Cash	$13,572	$		$13,572	$		$13,572
Notes Receivable	21,200					-	-
Total current assets	34,772		-	13,572		-	13,572

Other asset:
Intangible asset			1
Total other asset	-		1	-		-	-

Total assets	$34,772		$1	$13,572		$-	$13,572

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$4,961		$2,623	$7,584		$(2,623)	$4,961
Advances from shareholders	660			660			660
Notes payable			21,200
Total current liabilities	5,621		23,823	8,244		(2,623)	5,621

Long term liabilities
Notes payable	175,000			175,000			175,000
Total long-term liabilities	175,000		-	175,000		-	175,000

Total liabilities	180,621		23,823	183,244		(2,623)	180,621

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;42,500,000 (net of treasury) shares issued and outstanding	44,950		1	44,950		(2,450)	42,500
Additional paid in capital	(22,442)		100	(22,342)		14,900	(7,442)
Treasury stock	(2,450)			(2,450)		2,450	-
Common stock receivable						(15,000)	(15,000)
Deficit accumulated during the development stage	(165,907)		(23,923)	(189,830)		2,723	(187,107)
Total stockholders' equity/(deficit)	(145,849)		(23,822)	(169,672)		173	(169,049)
Total liabilities and stockholders' equity	$34,772		$1	$13,572		$(2,450)	$13,572

	As reported October 31, 2013				Corrected
	Puget	B-29	Combined	Rescinded	10/31/13
Sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses:
Legal and professional	96,673		96,673		96,673
Marketing and advertising	4,099		4,099		4,099
Research and development		17,500	17,500	(17,500)	-
Other	45,438	6,423	51,861	(6,423)	45,438
Total general and administrative expenses	146,210	23,923	170,133	(23,923)	146,210

Other income/(expense)
Rescission of merger expense				(21,200)	(21,200)
Total income/(expense)	-	-	-	(21,200)	(21,200)

Loss from operations	(146,210)	(23,923)	(170,133)	2,723	(167,410)
Provision for income taxes
Net (loss)	$(146,210)	$(23,923)	$(170,133)	$2,723	$(167,410)

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

RESULTS OF OPERATIONS

Three-Month Periods Ending July 31, 2014 and 2013

We recorded $41,930 in revenue for the three months ended July 31, 2014, compared to no revenue for the three months ended July 31, 2013. From the period of March 17, 2010 (inception) to July 31, 2014, we recorded $100,745 of revenue and a loss of $9,126 after cost of sales.

For the three months ending July 31, 2014, operating expenses were $179,511 and consisted of $107,993 of legal and professional fees, $55,236 for marketing, and $16,282 of other general and administrative expenses.   For the three months ending July 31, 2013, we had $26,602 in operating expenses resulting in a net loss of $26,602.

Six-Month Periods Ending July 31, 2014 and 2013

We recorded $41,930 in revenue for the nine months July 31, 2014, and $32,275 of revenue for the nine months ended July 31, 2013. From the period of March 17, 2009 (inception) to July 31, 2014, we recorded $100,745 of revenue and a loss of $9,126 after cost of sales.

For the nine months ending July 31, 2014, operating expenses were $628,638 and consisted of $248,950 of legal and professional fees, $266,270 for marketing, $7,652 for research and development, and $105,766 of other general and administrative expenses.   For the nine months ending July 31, 2013, we had $44,545 in operating expenses resulting in a net loss of $40,011.

From the period of March 17, 2009 (inception) to July 31, 2014, the Company has incurred a net loss of $859,745 from inception.

Liquidity and Capital Resources

At July 31, 2014, we had a cash balance of $49,650.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our development program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock, if at all. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our minerals claims and our business will fail.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of July 31, 2014.

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

PUGET TECHNOLOGIES INC.
(Name of Registrant)

Date: September ___ , 2014	By:	/s/ Gary Valentine
Gary Valentine
President (principal executive officer, principal accounting officer, and principal financial officer)