Form 10-Q/A
period 2014-07-31
PUGET TECHNOLOGIES, INC.
filed 2014-12-19
CIK 1540615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QA

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

8310 South Valley Highway, Suite 300

Englewood, CO 80112

(Address of principal executive offices, zip code)

303-524-1110

 (Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year,

if changed since last report)

This Form 10QA is being filed to change the answer to the following question from its original statement of NO to a YES as the required Interactive Data Files have been posted to the Company's website.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

The entire remaining Form 10Q remains as filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUGET TECHNOLOGIES INC.
(Name of Registrant)

Date: December 19, 2014	By:	/s/ Thomas M Jaspers, CFO
Thomas M Jaspers, CFO
CFO (principal accounting officer and principal financial officer)