Form 10-K
period 2014-10-31
PUGET TECHNOLOGIES, INC.
filed 2015-02-12
CIK 1540615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: October 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission File Number 333-179212

PUGET TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	01-0959140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
8310 South Valley Highway, Suite 300 Englewood, CO 80112	80112
(Address of Principal Executive Offices)	(Zip Code)

(303) 524-1110
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

Yes  [  ]  No  [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [x]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.[ ]	Accelerated filer. [ ]
Non-accelerated filer. [ ] (Do not check if a smaller reporting company)	Smaller reporting company. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]  No  [x]

As of February 12, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,405,338 based upon the closing price on the date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0799.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of February 12, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	42,620,000

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

Item 1.  Business

Corporate Background and Business Overview

The Company was incorporated in the State of Nevada on March 17, 2010 to engage in the development and operation of a business engaged in the distribution of luxury wool bedding products produced in Germany. Our principal executive offices are located at 8310 South Valley Highway, Suite 300, Englewood, CO 80112.  Our phone number is (303) 524-1110.

Our financial statements for the year ended October 31, 2014 report $47,930 in revenues and a net loss from inception of $992,379. All revenues from inception have been from the sale of  office printers and imported wool through the Company’s website.  In the fiscal year ended October 2012, the Company divested itself from the business of distributing luxury wool due to low margins when taking into consideration strong competition from more established retail operations.

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

Our financial statements for the fiscal year ended October 31, 2014 report $47,930 in revenues and a net loss of $805,272. Our independent registered public accountant has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Research and Development Activities and Costs

We have incurred $7,831 and 30,225 in research and development costs in fiscal 2014 and 2013, respectively.

Facilities

We currently do not own any physical property or own any real or intangible property.

Our listed office serves as our primary office for planning and implementing our business plan.  Management believes the current arrangements are sufficient for its corporate needs for at least the next 12 months.  The Company intends to lease its own corporate office at such time needs warrant.

Employees and Employment Agreements

We have two officer employees as of the date of this.  As our business and operations increase, we will hire full time management and administrative support personnel.

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

We were incorporated on March 17, 2010 and have very limited operations.  We have realized limited revenues to date. Our net loss from inception to October 31, 2014 is $992,379. Based upon our proposed plans, we expect to incur significant operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, marketing and distribution of our product. We may fail to generate sufficient revenues in the future. If we cannot attract a significant number of purchasers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

 raw material shortages, work stoppages, strikes and political unrest;

 fuel price increases;

 problems with ocean shipping, including work stoppages and shipping;

 container shortages;

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

Currently, We have two officer employees as of the date of this. We depend on them for all of our operations.  The loss of them will have a substantial negative effect on our company and may cause our business to fail.   There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  The loss of their services could prevent us from completing the development of our business plan and related products, thus generating revenues.  In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not maintain key person life insurance policies on our officers and directors at this time and we do not anticipate acquiring key man insurance in the foreseeable future.

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

Our two officers and directors have existing responsibilities and has additional responsibilities to provide management and services to other entities.  We initially expect them to spend approximately 30 hours a week on the business of our company.  As a result, demands for the time and attention from them from our company and other entities may conflict from time to time. Because we rely primarily on themto maintain our business contacts and to promote our products, his limited devotion of time and attention to our business may hurt the operation of our business.

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, our business and management.

As of the date of this report, our control block shareholder owns 27,500,000 shares of our common stock in the aggregate, or 65% of our issued and outstanding shares of common stock.   As a result, our majority shareholder will have significant influence to:

 Elect or defeat the election of our directors;

 amend or prevent amendment of our articles of incorporation or bylaws;

 effect or prevent a merger, sale of assets or other corporate transaction; and

 affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position, new investors may not be able to effect a change in our business or management, and therefore, stockholders would have no recourse as a result of decisions made by management.

In addition, sales of significant amounts of shares, or the prospect of these sales, could adversely affect the market price of our common stock. Control stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Our officers and directors lack public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002.  Our CEO has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status.  If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

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

We are authorized to issue up to 110,000,000 shares of common stock.  As of October 31, 2014, there were 42,620,000 issued and outstanding shares of common stock.  Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended October 31, 2014.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in our development stage and have generated $106,745 in revenues to date.

We generated revenues of $47,930 and $0 for the years ended October 31, 2014 and 2013.  The cost of sales for the same periods was $65,196 and $0, respectively.

Our expenses for year ended October 31, 2014 consisted of $133,868 in legal and professional fees, $324,295 in consulting fees, $7,831 in research and development costs, $159,093 in marketing and advertising, and $97,219 in other general and administrative expenses.  In comparison, our expenses for the year ended October 31, 2013 consisted of $30,473 in legal and professional fees, $47,500 in consulting fees, $30,225 in research and development costs, $16,176 in marketing and advertising, and $19,436 in other general and administrative expenses.

Our net loss from inception (March 17, 2010) through October 31, 2014 was $992,379.

Liquidity and Capital Resources

As of December 31, 2014, we had $7,879 cash on hand and a deficit in working capital.  We anticipate that our cash position is not sufficient to fund current operations.   We anticipate that we will seek additional capital through debt or equity financings.  While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.  Any additional equity financing may result in substantial dilution to our stockholders.

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

Plan of Operation

Our current cash balance is $7,879.  Our cash balance along with anticipated revenue from sales may not be sufficient to cover the expenses we will incur during the next twelve months.

Our business is to develop and sell leading edge consumer oriented products ready for rapid commercialization.  We have generated revenues of $106,745 since inception. To date our principal business activities related to our entry into the additive manufacturing industry consist of creating a business plan, entering into a Memorandum of Understanding with Shenzhen Weistek Technology Co., Ltd., a Chinese company, which is an established manufacturer of leading edge additive manufacturing equipment and supplies.  We are in the process of negotiating our definitive agreements with Shenzhen Weistek related to the formation and operation of Weistek USA, a newly formed venture intended to be the distributor and manufactures representative for Weistek products in the United States.

Item 8.  Financial Statements

Puget Technologies, Inc. and Subsidiary Consolidated Financial Statements

Index to Financial Statements

October 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	14

Balance Sheet:
October 31, 2014 and October 31, 2013 (Restated)	15

Statement of Operations:
For the twelve months ended October 31, 2014 and October 31, 2013 (Restated)	16

Statement of Stockholders Equity/(Deficit):
Through October 31, 2014 with October 31, 2013 (Restated)	17

Statement of Cash Flows:
For the twelve months ended October 31, 2014 and October 31, 2013 (Restated)	19

Notes to Financial Statements:
October 31, 2014	20

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors

Puget Technologies, Inc.

We have audited the accompanying balance sheets of Puget Technologies, Inc. (A Development Stage Company) as of October 31, 2014, and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puget Technologies, Inc. (A Development Stage Company) for the periods ended October 31, 2014 and October 31, 2013 and the results of its operations and cash flows for the periods ending October 31, 2014 and October 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ HARRIS & GILLESPIE CPAS, PLLC

Seattle, Washington

February 9, 2015

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Balance Sheet

	31-Oct-14 (Audited)	31-Oct-13 (Audited) (Restated)
ASSETS
Current assets:
Cash	$ 7,879	$ 13,572
Total current assets	7,879	13,572

Total assets	$ 7,879	$ 13,572

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 176,229	$ 4,961
Current portion of long term debt	775,000	-
Advances from shareholders	-	660
Total current liabilities	951,229	5,621

Long-term liabilities:
Notes payable	0	175,000
Total long-term liabilities	0	175,000

Total liabilities	951,229	180,621

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;
42,620,000 and 42,500,000 shares issued and outstanding	42,620	42,500
Additional paid in capital	6,409	(7,442)
Common stock receivable	-	(15,000)
Deficit accumulated during the development stage	(992,379)	(187,107)
Total stockholders' equity/(deficit)	(943,350)	(167,049)
Total liabilities and stockholders' equity	$ 7,879	$ 13,572

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Statement of Operations

	For the Year Ended 31-Oct-14 (Audited)	For the Year Ended 31-Oct-13 (Audited) (Restated)
Sales	$ 47,930	$ -

Cost of Sales	65,196	-

Gross profit	(17,266)	-

General and administrative expenses:
Consulting expenses	324,295	47,500
Legal and professional fees	133,868	30,473
Marketing and advertising	159,093	16,176
Research & development	7,831	30,225
Other general and administrative	97,219	19,436
Total operating expenses	722,306	143,810
Other income/(expense)
Interest expense	65,700	2,400
Merger rescission expense	-	21,200
Total other income/(expense)	65,700	23,600
(Loss) from operations	(805,272)	(167,410)

Provision (credit) for taxes on income	-	-
Net (loss)	$ (805,272)	$ (167,410)

Weighted average number of shares outstanding	42,524,548	113,650,685

Basic earnings (loss) per common share	$ (0.02)	$ (0.00)

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Statement of Stockholders’ Equity (Deficiency)

	Common Stock Shares Amount
			Additional PaidIn Capital	Common Stock Receivable	Accum Deficit	Total Equity
Inception, March 27, 2010	-	$ -	$ -	$ -	$ -	$ -

Common stock for cash on October 1, 2010 at $0.001 per share	3,000,000	3,000				3,000

Net income (loss)					(14)	(14)

Balance, October 31, 2010	3,000,000	3,000	-	-	(14)	2,986

Net income (loss)					(5,508)	(5,508)

Balance, October 31, 2011	3,000,000	3,000	-	-	(5,522)	(2,522)

Common stock for cash on July 31, 2012 at $0.04 per share	300,000	300	11,700			12,000

Net income (loss)					(14,176)	(14,176)

Balance, October 31, 2012	3,300,000	3,300	11,700	-	(19,697)	(4,697)

Common stock returned to treasury on May 31, 2013 at $0.001 per share	(2,450,000)	(2,450)	2,450			-

Common stock issued in a 50 for 1 forward split on July 3, 2013	41,650,000	41,650	(41,650)			-

Debt converted to equity			5,058			5,058
		17
Common stock receivable			15,000	(15,000)		-

Net income (loss)					(167,410)	(167,410)

Balance, October 31, 2013 - RESTATED	42,500,000	42,500	(7,442)	(15,000)	(187,107)	(167,049)

Common stock receivable			(15,000)	15,000		-

Shares issued to consultant	20,000	20	21,280			21,300

Shares issued to supplier	100,000	100	7,571			7,671

Net income (loss)					(805,272)	(805,272)

Balance, October 31, 2014	42,620,000	$ 42,620	$ 6,409	$ -	$ (992,379)	$ (943,350)

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Statement of Cash Flows

	Twelve Months Ended 31-Oct-14	Twelve Months Ended 31-Oct-13 (Restated)

Cash flows from operating activities:
Net (loss)	$ (805,272)	$ (167,410)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Stock compensation	28,971
Depreciation and Amortization		-
Change in current assets and liabilities:
Inventory		-
Accounts payable and accrued expenses	171,268	228
Net cash flows from operating activities	(605,033)	(167,182)

Cash flows from financing activities:
Proceeds from sale of common stock		-
Paid in capital		5,058
Advances from shareholders and related parties	(660)	660
Proceeds/(Payment) of notes payable	600,000	175,000

Net cash flows from financing activities	599,340	180,718
Net cash flows	(5,693)	13,536

Cash and equivalents, beginning of period	13,572	36
Cash and equivalents, end of period	$ 7,879	$ 13,572

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental non-cash transaction disclosures:
Shares issued for services	$ 28,971	$ -
Debt converted to equity	$ -	$ 5,058

 See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. (A Development Stage Enterprise) Notes to Financial Statements OCTOBER 31, 2014

1.

ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010. Our business is developing and selling leading edge consumer oriented products ready for rapid commercialization. Much of our resources are dedicated to research and development in order to provide consumers with quality options while meeting the expectations of its investors. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on March 17, 2010 through October 31, 2014 the Company has accumulated losses of $992.379.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $992.379 through October 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $7,879 cash and $0 cash equivalents as of October 31, 2014.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended October 31, 2014.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $159,093 and 16,176 in marketing and advertising costs during fiscal 2014 and 2013, respectively.

Reclassification of expense accounts

The Company reclassified certain prior period expense accounts to match the 2014 income statement presentation, none of which affected net income.

3.     NOTES PAYABLE

Effective August 9, 2013, the Company entered into a Master Credit Agreement whereby Shield Investments, Inc. made unsecured advances to the Company in the amount of $775,000 in the aggregate.  Each advance bears an interest at a rate of 12% annually and principle and interest accrued are payable one year after the date of indebtedness, which year starts the date of the borrowing.  The Agreement is not a revolving line of credit and monies borrowed cannot be borrowed, repaid, and re-borrowed.  As of October 31, 2014, the Company owed $843,100 which includes $775,000 in principle (classified as a current liability in the accompanying financial statements) and $68,100 in accrued interest, as follows:

			BALANCE
			INCLUDING
DATE			ACCRUED
OF	PRINCIPAL	ACCRUED	INTEREST
BORROWING	AMOUNT	INTEREST	TO 10-31-2014

August 19, 2013	$ 100,000	$ 17,375	$ 117,375
October 10, 2013	75,000	8,544	83,544
January 22, 2014	50,000	4,636	54,636
January 29, 2014	100,000	9,041	109,041
February 27, 2014	50,000	4,044	54,044
March 18, 2014	100,000	7,463	107,463
April 3, 2014	75,000	5,203	80,203
April 29, 2014	100,000	6,082	106,082
June 2, 2014	75,000	3,723	78,723
July 2, 2014	50,000	1,989	51,989
	$ 775,000	$ 68,100	$ 843,100

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

On April 21, 2014, the Company issued  20,000 restricted shares to a consultant in payment of  fees associated with a consulting  agreement. The shares were valued in the accompanying financial statements at $1..065 per share for a total consideration recognized of $20,300.

On September 10, 2014, the Company issued  100,000 restricted shares to Shenzen Weistek in payment of   fees associated with a distribution agreement dated January 20, 2014. The shares were valued in the accompanying financial statements at $.0767 per share for a total consideration recognized of $7,671.

5.

INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2014 and 2013, the Company incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $992,379 and will begin to expire in the year 2023.

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Period from March 17, 2010 (Inception) through October 31, 2014
Federal statutory income tax rate	15.0%
NV state statutory income tax rate	0.0%
Effective income tax rate	15.0%

At October 31, 2014 and 2013, deferred tax assets consisted of the following:

Deferred tax assets	2014		2013
Net operating losses		$148,857		$28,066
Less: valuation allowance		(148,857)		(28,066)
Net deferred tax asset	$	---	$	---

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

7.    REINSTATEMENT OF FINANCIAL STATEMENTS

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

The following reflects the retro-application of the Rescission of Share Exchange Agreementand the restatement of the Company’s financial statements for the period ended October 31, 2013:

	As reported October 31, 2013						Corrected
	Puget		B-29	Combined		Rescinded	10/31/13
ASSETS
Current assets:
Cash	$13,572	$		$13,572	$		$13,572
Notes Receivable	21,200					-	-
Total current assets	34,772		-	13,572		-	13,572

Other asset:
Intangible asset			1
Total other asset	-		1	-		-	-

Total assets	$34,772		$1	$13,572		$-	$13,572

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$4,961		$2,623	$7,584		$(2,623)	$4,961
Advances from shareholders	660			660			660
Notes payable			21,200
Total current liabilities	5,621		23,823	8,244		(2,623)	5,621
		25
Long term liabilities
Notes payable	175,000			175,000			175,000
Total long-term liabilities	175,000		-	175,000		-	175,000

Total liabilities	180,621		23,823	183,244		(2,623)	180,621

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 110,000,000 authorized;42,500,000 (net of treasury) and 3,300,000 shares issued and outstanding	44,950		1	44,950		(2,450)	42,500
Additional paid in capital	(22,442)		100	(22,342)		14,900	(7,442)
Treasury stock	(2,450)			(2,450)		2,450	-
Common stock receivable						(15,000)	(15,000)
Deficit accumulated during the development stage	(165,907)		(23,923)	(189,830)		2,723	(187,107)
Total stockholders' equity/(deficit)	(145,849)		(23,822)	(169,672)		173	(167,049)
Total liabilities and stockholders' equity	$34,772		$1	$13,572		$(2,450)	$13,572

	As reported October 31, 2013				Corrected
	Puget	B-29	Combined	Rescinded	10/31/13
Sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses:
Legal and professional	96,673		96,673		96,673
Marketing and advertising	4,099		4,099		4,099
Research and development		17,500	17,500	(17,500)	-
Other	45,438	6,423	51,861	(6,423)	45,438
Total general and administrative expenses	146,210	23,923	170,133	(23,923)	146,210

Other income/(expense)
Rescission of merger expense				(21,200)	(21,200)
Total income/(expense)	-	-	-	(21,200)	(21,200)

Loss from operations	(146,210)	(23,923)	(170,133)	2,723	(167,410)
Provision for income taxes
Net (loss)	$(146,210)	$(23,923)	$(170,133)	$2,723	$(167,410)

8.

SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The following material events have occurred up to the date of the filing of this Report:

Change in control

Effective November 10, 2014, Qest Acquisition Corporation (“QAC”) purchased 27,500,000 shares (the “Control Shares”) of Puget Technologies Inc. (“Puget” and/or the “Company”) common stock from its then controlling shareholder, Allanwater Enterprises Corp. (“Allanwater”). Upon the conclusion of the acquisition the Control Shares, QAC became the controlling shareholder of Puget by virtue of its ownership of approximately 65% of our issued and outstanding common stock.

Effective November 10, 2014, Gary Valentine, President of the Company, resigned from all positions held with the Company, including resigning from Board service.  There was no disagreement between the Company and Mr. Valentine at the time of Mr. Valentine's resignation from the Board of Directors.

Also effective November 10, 2014, the Company’s shareholders appointed Larson Elmore as the President and as a Director.  Mr. Elmore will serve as a director until his successor has been elected at the next annual meeting of the Company's shareholders or until his earlier resignation, removal, or death.  Mr. Elmore has not been appointed to any committees of the Board, as the Board does not presently have any committees.

Also effective November 10, 2014, the Company’s shareholders appointed Thomas M Jaspers CFO and Director.  Mr. Jaspers will serve as a director until his successor has been elected at the next annual meeting of the Company's shareholders or until his earlier resignation, removal, or death.  Mr. Jaspers has not been appointed to any committees of the Board, as the Board does not presently have any committees.

On December 19, 2014, Puget Technologies, Inc (the "Company") finalized a Convertible Promissory Note with KBM Worldwide, Inc. in the amount of $49,000, which is due September 18, 2015 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  The note was paid off in February 2015.

On February 2, 2015, Puget Technologies, Inc (the "Company") finalized a Securities Exchange and Settlement Agreement with Rock Bay LLC (an unaffiliated Colorado entity), the holder of the Master Credit Agreement with

Shield Investments Inc., dated August 9, 2013 in the principal amount of $775,000, which provides for the exchange the Debt from time to time for equity securities in the form of unrestricted shares of Issuer Common Stock. In February 2015, $50,000 principal plus accrued interest was converted into 2,094,318 shares.

On January 30, 2014, Puget Technologies, Inc (the "Company") finalized an Asset Purchase Agreement with Travel Time Technologies Inc (TT) (an unaffiliated Colorado corporation) to acquire all of its assets., which assets are primarily computer software and hardware and travel websites and related travel contracts and agreements. As consideration, TT will be paid $100,000 in cash in three payments and 2,000,000 shares of the Company's common stock.

In the first quarter of fiscal 2015, an officer of the Company advanced $50,000 for working capital.

On February 2, 2015, Puget Technologies, Inc (the "Company") finalized a Convertible Redeemable Note with ADAR BAYS, LLC in the amount of $75,000, which is due January 30, 2016 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

On February 2, 2015, Puget Technologies, Inc (the "Company") finalized a Convertible Promissory Note with HGT CAPITAL LLC in the amount of $50,000, which is due July 28, 2015 with interest on  the unpaid principal balance thereof at the rate of ten percent (10%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

On January 29, 2015, Puget Technologies, Inc (the "Company") finalized a Convertible Redeemable Note with LG CAPITAL FUNDING, LLC in the amount of $53,500, which is due January 28, 2016 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

On February 2, 2015, Puget Technologies, Inc (the "Company") finalized a Convertible Promissory Note with Maccallan Partners, LLC in the amount of $50,000, which is due February 5, 2016 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

On February 2, 2015, Puget Technologies, Inc (the "Company") finalized a Convertible Redeemable Note with UNION CAPITAL, LLC in the amount of $75,000, which is due January 30, 2016 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal year ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The names, ages and titles of our executive officers and directors are as follows:

Since 2008 Mr. Elmore, age 66, has served as a consultant in various development projects from consumer technology development, real estate development and project construction, direct marketing, media acquisitions and sustainable clean  technologies.  Since that time he has served in a consulting capacity and has been focused on a renewable conversion energy technologies and developing clean tech energy concepts. From March 2011 to July 2012 he was contracted as a consultant to Dynamic Energy Alliance Corporation which focused on renewal energy and conversion technologies processing plants of waste to energy. In October of 2012 he formed Quality Energy Systems & Technology Corporation and has served as their current Director and  President. Concurrently, from December 2013 until August 2014 he was an officer and director of Interactive Leisure Systems. Inc. a software technology company that specialized in reservations systems and contracting with travel providers in the leisure industry.

Mr. Jaspers, age 61, has extensive experience in many aspects of financial accounting and reporting. He has had accounting,  tax, and business experience in such diverse fields as oil and gas extraction and development, real estate development, manufacturing, transportation, governmental accounting, and general business development and financing, as an owner, investor, public and private  accountant, and consultant. From 1975 to 1986 and from 1998 through 2008 he was involved in public accounting. Also from 1986 through 2008 he was an developer and working interest owner in the oil and gas industry.

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

Significant Employees

We have no employees other than the two officers and directors listed above.

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

Item 11.  Executive Compensation

MANAGEMENT COMPENSATION

There are no formal compensation arrangements at this time.

Employment Agreements, Termination of Employment, Change-In-Control Arrangements

None

Stock Option Grants

We do not currently have a stock option plan nor any long-term incentive plans intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our officers or directors since our inception; accordingly, none were outstanding at October 31, 2014.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of October 31, 2014 - None

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The control block shareholder owns 27,500,000 shares out of a total of 42,260,000 shares outstanding. No other shareholder owns 5% of the outstanding shares.

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

Item 14.  Principal Accounting Fees and Services

The total fees charged to the Company for audit the audit of the 2014 financial statements is $5,000.

PART IV

Item 15.  Exhibits

The following exhibits are included with this filing or incorporated by reference:

Exhibit Number	Description
3(i)	Articles of Incorporation*
3(ii)	Bylaws*
23	Auditor’s Consent
31.1	Sec. 302 Certification of CEO
31.2	Sec. 302 Certification of CFO

32.1	Sec. 906 Certification of CEO
32.1	Sec. 906 Certification of CFO

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Puget Technologies Inc.

February 12, 2015	By:	/s/ Thomas M Jaspers
By: Thomas M Jaspers
CFO (Principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Larson Elmore	Chief Executive Officer	February 12, 2015
Larson Elmore	Title	Date

/s/ Thomas M Jaspers	Chief Financial Officer	February 12, 2015
Thomas M Jaspers	Title	Date

/s Thomas M Jaspers	Principal Accounting Officer	February 12, 2015
Thomas M Jaspers	Title	Date