Form 10-Q
period 2015-01-31
PUGET TECHNOLOGIES, INC.
filed 2015-03-23
CIK 1540615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-179212

PUGET TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	01-0959140
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

88 INVERNESS CIRCLE EAST, BUILDING M

Englewood, CO 80112

(Address of principal executive offices and zip code)

303-239-6597

 (Registrant’s telephone number including area code)

8310 South Valley Highway, Suite 300

Englewood, CO 80112

 (Former name, former address and former fiscal year,

if changed since last report)

303-524-1110

 (Registrant’s former telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):  Yes  [ ]  No [X]

As of January 31, 2015 there were 44,620,000 shares of common stock, $0.001 par value per share, outstanding.

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

FOR THE PERIOD ENDED JANUARY 31, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
PUGET TECHNOLOGIES, INC. Balance Sheets

	JANUARY 31,	OCTOBER 31,
	2015	2014
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
CASH	$ 17,396	$ 7,879

TOTAL CURRENT ASSETS	17,396	7,879

FIXED ASSETS
TRAVEL SOFTWARE PLATFORM	280,000	-
COMPUTER HARDWARE	19,800	-

TOTAL FIXED ASSETS	299,800	-

TOTAL ASSETS	$ 317,196	$ 7,879

LIABILITIES

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$ 58,129	$ 108,129
ACCRUED INTEREST	101,944	68,100
ADVANCE FROM OFFICER	50,000	-
NOTES PAYABLE	949,000	775,000

TOTAL CURRENT LIABILITIES	1,159,073	951,229

STOCKHOLDER'S EQUITY
COMMON STOCK,
$.001 PAR VALUE,
110,000,000 AUTHORIZED
ISSUED -
44,620,000 AT JANUARY 31, 2015	44,620
42,620,000 AT OCTOBER 31, 2014		42,620
ADDITIONAL PAID IN CAPITAL	204,209	6,409
RETAINED EARNINGS	(1,090,706)	(992,379)

TOTAL STOCKHOLDERS' DEFICIT	(841,877)	(943,350)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$ 317,196	$ 7,879

See accompanying notes to these financial statements.

4
PUGET TECHNOLOGIES, INC. Statements of Operations Unaudited

		THREE
	THREE	MONTHS
	MONTHS	ENDED
	ENDED	JANUARY 31,
	JANUARY 31,	2014
	2015	(RESTATED)

SALES	$ -	$ -

COST OF SALES	-	-

GROSS PROFIT	-	-

EXPENSES
CONSULTING FEES	91,879	66,300
INTEREST EXPENSE	33,844	5,482
PROFESSIONAL FEES	19,000	52,984
MARKETING AND ADVERTISING	-	26,957
RESEARCH AND DEVELOPMENT	-	160
OTHER	3,604	37,919

TOTAL	148,327	189,802

INCOME FROM OPERATIONS	(148,327)	(189,802)

OTHER INCOME (EXPENSE)
DEBT SETTLEMENT	50,000	-

LOSS BEFORE TAXES	(98,327)	(189,802)

PROVISION FOR TAXES	-	-

NET LOSS	$ (98,327)	$ (189,802)

WEIGHTED AVERAGE SHARES	42,663,478	42,500,000

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. Statements of Cash Flows Unaudited
		THREE
	THREE	MONTHS
	MONTHS	ENDED
	ENDED	JANUARY 31,
	JANUARY 31,	2014
	2015	(RESTATED)
CASH FLOWS FROM OPERATIONS
NET LOSS	$ (98,327)	$ (189,802)

ADJUSTMENTS TO RECONCILE
NET LOSS TO CASH FLOWS FROM
DEVELOPMENT STAGE ACTIVITIES

STOCK COMPENSATION		21,300

CHANGE IN ASSETS AND LIABILITIES
INVENTORY		(46,200)
ACCOUNTS PAYABLE	(50,000)	92,672
ACCRUED INTEREST	33,844	5,482

NET CASH FROM OPERATIONS	(114,483)	(116,548)

CASH FLOWS FROM INVESTING
PURCHASE OF ASSET	(25,000)
NET CASH FLOW FROM INVESTING	(25,000)

CASH FLOWS FROM FINANCING
ADVANCES FROM OFFICERS	50,000	(476)
PROCEEDS FROM NOTES PAYABLE	99,000	150,000
NET CASH FLOW FROM FINANCING	149,000	149,524

NET CASH FLOWS	9,517	32,976

CASH BEGINNING OF PERIOD	7879	13572

CASHG END OF PERIOD	$ 17,396	$ 46,548

SUPPLEMENTAL CASH FLOWS
CASH PAID FOR INTEREST	$ -	$ -
CASH PAID FOR TAXES	$ -	$ -

NON-CASH TRANSACTIONS
SHARES ISSUED FOR ACQUISITION	$ 199,800	$ -
ASSETS PURCHASED WITH SHARES	$ (199,800)	$ -
DEBT SETTLEMENT	$ (50,000)	$ -

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. Notes to Financial Statements JANUARY 31, 2015

1. ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010. Our business has been developing and selling leading edge consumer oriented products ready for rapid commercialization however in January 2015 we acquired the assets of a travel technology company and now include that business in our business plan. Much of our resources are dedicated to research and development in order to provide consumers with quality options while meeting the expectations of its investors. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated limited  revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on March 17, 2010 through January 31, 2015 the Company has an accumulated deficit of $1,090,706.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying consolidated financial statements include the active entity of Puget Technologies, Inc. and its wholly owned subsidiaries, Weistek USA and Puget Travel Subsidiary Corporation. The Company has relied upon the guidance provided by ASC Topic NO.810-10-15-3.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,090,706 as of January 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors or third parties and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $17,396 and $7,879 cash and cash equivalents as of January 31, 2015 and October 31, 2014.

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

8
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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarter ended January 31, 2015.

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. There was zero recorded value for inventory at January 31, 2015 and zero October 31, 2014.

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

Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements.  During this review the Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 and$26,957 in  advertising costs during the periods ended January 31, 2015 and 2014, respectively.

3. NOTES PAYABLE

In 2013, the Company entered into a Master Credit Agreement, the Shield Note, under which $775,000 was advanced to the Company. Funds advanced under the terms of that note bear interest at 12% for the first year from advancement and 18% thereafter. The notes was acquired by an unaffiliated party at the time of the change of control. In February 2015, the note was amended to allow for conversion of balances from time to time into common shares of the Company. The note converts as follows:

The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 58% multiplied by the Market Price (as defined herein) (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the price at which trades occurred on the Over-the-Counter Bulletin Board, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by OTC Markets on their website or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. In all cases, the Conversion Price  cannot be below a floor price of $.0005 per share.

In connection with the acquisition of the travel company assets, a portion of the total purchase price is to be paid as follows:

TRAVEL COMPANY ASSET PURCHASE PAYABLE

DUE AND PAID FEBRUARY 23, 2015	$ 25,000
DUE APRIL 13, 2015	50,000
TOTAL	$ 75,000

On December 19, 2014, Puget Technologies, Inc (the "Company") finalized a Convertible Promissory Note with KBM Worldwide, Inc. in the amount of $49,000, which is due September 18, 2015 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  The note was paid off in full with cash on February 3, 2015.

On January 28, 2015, the Company issued an unsecured 6 month, non-interest bearing Convertible Promissory Note (CPN#1), due on July 28, 2015 for $50,000. The principal and any accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal 55% multiplied by the Market Price (as defined therein) (representing a discount rate of 45%). The Company may prepay the amounts outstanding hereunder pursuant to the terms and conditions however after the expiration of one hundred eighty (180) following the date of the note, the Company shall have no right of prepayment. As of January 31, 2015, the Company had accrued interest of $0.0 for this note. A beneficial conversion feature was valued however the amounts of this feature were not considered material to the financial statements taken as a whole.

A summary of notes payable for the quarter is as follows:

		ADDITIONAL
	BALANCE	BORROWING		BALANCE
	OCTOBER 31,	DURING		JANUARY 31,
	2014	QUARTER	PAYMENTS	2015
NOTES PAYABLE
SHIELD NOTE PAYABLE	$ 775,000	$ -	$ -	$ 775,000
ACQUISITION PAYABLE	-	75,000	-	75,000
NOTE PAYABLE 1	-	49,000	-	49,000
NOTE PAYABLE 2	-	50,000	-	50,000
TOTAL	$ 775,000	$ 174,000	$ -	$ 949,000

		ADDITIONAL
	BALANCE	ACCRUAL		BALANCE
	OCTOBER 31,	DURING		JANUARY 31,
	2014	QUARTER	PAYMENTS	2015
ACCRUED INTEREST
SHIELD NOTE PAYABLE	$ 68,100	$ 26,011	$ -	$ 94,111
ACQUISITION PAYABLE	-	-	-	-
NOTE PAYABLE 1	-	7,833	-	7,833
NOTE PAYABLE 2	-	-	-	-
TOTAL	$ 68,100	$ 33,844	$ -	$ 101,944

4. COMMON STOCK

The authorized capital of the Company is 110,000,000 common shares; par value $0.001 per share.

In January 2015, the Company issued 2,000,000 common shares as consideration for part of the purchase price of the travel entity assets.

5. RELATED PARTY TRANSACTIONS

During the first quarter of fiscal 2015, an officer of the Company advanced $50,000 with no specified repayment terms. The note is classified as a current liability in the accompanying financial statements.

6. ACQUISITION OF TRAVEL SOFTWARE PLATFORM

On January 30, 2014, the Company finalized an Asset Purchase Agreement with Travel Time Technologies Inc and Leisure Logic Systems Inc.. The assets consist primarily of a travel software platform and related hardware. There was no prior relationship between the Company and the sellers.

As consideration, sellers will be paid $100,000 in cash in three payments and 2,000,000 shares of the Company's common stock. $25,000 was paid in cash at closing and $75,000 has been recorded as a note payable in the accompanying financial statements. There is no stated interest rate and no interest has been imputed due to the short term nature of the debt. The shares given in consideration were valued at the closing price per share of $.0999 on the date of closing for a total of $199,800; consequently the total value of the consideration was $299,800.

The Company allocated the purchase price of the assets to Software Platform - $280,000 and Computer hardware - $19,800 in the accompanying financial statements. The Company has relied upon the guidance provided by ASC Topic NO.350.40.30

7. DEBT SETTLEMENT

As of October 31, 2014, the Company had an account payable to a vendor in the amount of $50,000. During the first quarter of fiscal 2015, the Company reached a settlement with that vendor which requires no payment on the account payable, therefore the Company has recorded a debt settlement gain.

8. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The following material events have occurred up to March 23, 2015:

On February 2, 2015, Puget Technologies, Inc (the "Company") finalized a Securities Exchange and Settlement Agreement with Rock Bay LLC (an unaffiliated Colorado entity), the holder of the Master Credit Agreement with Shield Investments Inc. dated August 9, 2013 in the principal amount of $775,000, which provides for the exchange the Debt from time to time for equity securities in the form of unrestricted shares of Issuer Common Stock.

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

On December 19, 2014, Puget Technologies, Inc (the "Company") finalized a Convertible Promissory Note with KBM Worldwide, Inc. in the amount of $49,000, which is due September 18, 2015 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  The note was paid off in full in cash on February 3, 2015.

On February 27, 2015, Puget Technologies, Inc (the "Company") finalized a Convertible Promissory  Note with Vis Vires Group, Inc. in the amount of $50,000, which is due December 3, 2015 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

Effective March 1, 2015, Puget Technologies, Inc (the "Company") finalized a sub-lease for office space in Englewood Colorado. The sub-lease extends for six months at a rate of $3,000 per month.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Puget Technologies Inc., a Nevada corporation (the “Company"), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and audited financial statements and related notes included in the Company’s  Form 10-K (File No. 333-179212; the “Form 10-K”), as filed with the Securities and Exchange Commission on February 12, 2015.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on March 17, 2009 and established a fiscal year end of October 31.  It is a development-stage Company.

PLAN OF OPERATION

Plan of Operation

Our current cash balance is $17,396.  Our cash balance along with anticipated revenue from sales may not be sufficient to cover the expenses we will incur during the next twelve months.

Our business is to develop and sell leading edge consumer oriented products ready for rapid commercialization however in January 2015 we acquired the assets of a travel technology company and now include that business in our business plan.  We have generated limited revenue since inception. To date our principal business activities have included our entry into the additive manufacturing industry and now we are entering into the travel technology business.

RESULTS OF OPERATIONS

Three-Month Period Ended January 31, 2015

We recorded no revenue for the three months January 31, 2015 as we added the travel acquisition assets to our balance sheet and started the integration of that software. During the first quarter of fiscal 2015 we also accomplished a change in control.

Liquidity and Capital Resources

At January 31, 2015, we had a cash balance of $17,396.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our development program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock, if at all. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our minerals claims and our business will fail.

Subsequent Events

On February 2, 2015, Puget Technologies, Inc (the "Company") finalized a Securities Exchange and Settlement Agreement with Rock Bay LLC (an unaffiliated Colorado entity), the holder of the Master Credit Agreement with Shield Investments Inc. dated August 9, 2013 in the principal amount of $775,000, which provides for the exchange the Debt from time to time for equity securities in the form of unrestricted shares of Issuer Common Stock.

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

On December 19, 2014, Puget Technologies, Inc (the "Company") finalized a Convertible Promissory Note with KBM Worldwide, Inc. in the amount of $49,000, which is due September 18, 2015 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  The note was paid off in full on February 3, 2015.

On February 27, 2015, Puget Technologies, Inc (the "Company") finalized a Convertible Promissory  Note with Vis Vires Group, Inc. in the amount of $50,000, which is due December 3, 2015 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

Effective March 1, 2015, Puget Technologies, Inc (the "Company") finalized a sub-lease for office space in Englewood Colorado. The sub-lease extends for six months at a rate of $3,000 per month.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of January 31, 2015.

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

PUGET TECHNOLOGIES INC.
(Name of Registrant)

Date: March 23, 2015	By:	/s/ Larson Elmore, CEO
Larson Elmore
CEO (Chief Executive Officer
Date: March 23, 2015	By:	/s/ Thomas M Jaspers, CFO
Thomas M Jaspers
CFO (Principal accounting officer and principal financial officer)