Form 10-Q
period 2015-04-30
PUGET TECHNOLOGIES, INC.
filed 2015-06-15
CIK 1540615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

As of April 30, 2015 there were 79,991,409 shares of common stock, $0.001 par value per share, outstanding.

PUGET TECHNOLOGIES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 30, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
PUGET TECHNOLOGIES, INC. Balance Sheets

	APRIL 30,	OCTOBER 31,
	2015	2014
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
CASH	$ 51,936	$ 7,879
TOTAL CURRENT ASSETS	51,936	7,879

COMPUTER HARDWARE	19,800	-
OTHER ASSETS	23,334	-
TRAVEL SOFTWARE PLATFORM	280,000	-
TOTAL OTHER ASSETS	323,134	-

TOTAL ASSETS	$ 375,070	$ 7,879

LIABILITIES
CURRENT LIABILITIES
ACCOUNTS PAYABLE	$ 11,180	$ 108,129
ACCRUED INTEREST	104,846	68,100
NOTES PAYABLE	1,000,876	775,000

TOTAL CURRENT LIABILITIES	1,116,902	951,229

STOCKHOLDER'S EQUITY
COMMON STOCK,
$.001 PAR VALUE,
110,000,000 AUTHORIZED
ISSUED -
75,991,409 AT APRIL 30, 2015	75,991
42,620,000 AT OCTOBER 31, 2014		42,620
ADDITIONAL PAID IN CAPITAL	502,277	6,409
RETAINED EARNINGS	(1,320,100)	(992,379)

TOTAL STOCKHOLDERS' DEFICIT	(741,832)	(943,350)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$ 375,070	$ 7,879

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. Statements of Operations Unaudited

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 30,		APRIL 30,
	2015	2014	2015	2014

SALES	$ -	$ -	$ -	$ -

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

EXPENSES
CONSULTING FEES	207,417	-	299,296	-
INTEREST EXPENSE	37,351	12,855	71,195	18,337
PROFESSIONAL FEES	16,520	69,167	35,520	140,957
MARKETING AND ADVERTISING	515	163,809	515	211,303
RESEARCH AND DEVELOPMENT	-	37	-	7,652
OTHER	30,840	31,794	34,444	89,215

TOTAL	292,643	277,662	440,970	467,464

INCOME FROM OPERATIONS	(292,643)	(277,662)	(440,970)	(467,464)

OTHER INCOME (EXPENSE)
DEBT SETTLEMENT	41,949	-	91,949	-

LOSS BEFORE TAXES	(250,694)	(277,662)	(349,021)	(467,464)

PROVISION FOR TAXES	-	-	-	-

NET LOSS	$ (250,694)	$ (277,662)	$ (349,021)	$ (467,464)

WEIGHTED AVERAGE SHARES	53,332,564	42,480,652	47,181,095	42,480,652

BASIC LOSS PER SHARE	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. Statements of Cash Flows Unaudited

	SIX MONTHS ENDED	SIX MONTHS ENDED
	APRIL 30, 2015	APRIL 30, 2014
CASH FLOWS FROM OPERATIONS
NET LOSS	$ (349,021)	$ (467,464)

ADJUSTMENTS TO RECONCILE
NET LOSS TO CASH FLOWS FROM
DEVELOPMENT STAGE ACTIVITIES

STOCK COMPENSATION	-	21,300

CHANGE IN ASSETS AND LIABILITIES
OTHER ASSETS	(23,334)	-
INVENTORY	-	(46,200)
ACCOUNTS PAYABLE	(96,949)	-
ACCRUED INTEREST	62,485	39,396

NET CASH FROM OPERATIONS	(406,819)	(452,968)

CASH FLOWS FROM INVESTING
ASSET PURCHASE	(100,000)	-
NET CASH FLOW FROM INVESTING	(100,000)	-

CASH FLOWS FROM FINANCING
PROCEEDS OF SHARES SOLD TO OFFICER	200,000	-
ADVANCES FROM OFFICERS	-	157
PAYMENTS OF NOTES PAYABLE	(149,000)	525,000
PROCEEDS FROM NOTES PAYABLE	499,876	-
NET CASH FLOW FROM FINANCING	550,876	525,157

NET CASH FLOWS	44,057	72,189

CASH BEGINNING OF PERIOD	7,879	13,572

CASHG END OF PERIOD	$ 51,936	$ 85,761

SUPPLEMENTAL CASH FLOWS
CASH PAID FOR INTEREST	$ -	$ -
CASH PAID FOR TAXES	$ -	$ -

NON-CASH TRANSACTIONS
SHARES CANCELLED	$ 21,300	$ -
ASSETS PURCHASED WITH SHARES	$ 199,800	$ -
SHARES FOR DEBT CONVERSION	$ 125,000	$ 39,396
DEBT SETTLEMENT	$ 91,949	$ -

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. Notes to Financial Statements APRIL 30, 2015

1. ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010. Our business has been developing and selling leading edge consumer oriented products ready for rapid commercialization however in January 2015 we acquired the assets of a travel technology company and now include that business in our business plan. Much of our resources are dedicated to research and development in order to provide consumers with quality options while meeting the expectations of its investors. The Company has generated limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on March 17, 2010 through April 30, 2015 the Company has an accumulated deficit of $1,320,100.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,320,101 as of April 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors or third parties and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $51,936 and $7,879 cash and cash equivalents as of April 30, 2015 and October 31, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarter ended April 30, 2015.

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  There was zero recorded value for inventory at April 30, 2015 and zero October 31, 2014.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 and $0 in advertising costs during the six month period ending April 30, 2015 and 2014, respectively.

3. NOTES PAYABLE

A summary of notes payable for the six-month period ended April 30, 2015 is as follows:

		ADDITIONAL
	BALANCE	BORROWING	CONVERSION	BALANCE
	OCTOBER 31,	DURING	OR	APRIL 30,
NOTE	2014	QUARTER	PAYMENTS	2015
NOTE PAYABLE - Shield	$ 775,000	$ -	$ 125,000	$ 650,000
ACQUISITION PAYABLE	-	75,000	75,000	-
NOTE PAYABLE - KBM	-	49,000	49,000	-
NOTE PAYABLE - ADAR		75,000		75,000
NOTE PAYABLE - Macallan	-	50,000		50,000
NOTE PAYABLE - Union	-	75,000		75,000
NOTE PAYABLE - Vis Vires	-	50,000		50,000
NOTE PAYABLE - HGT	-	50,000		50,000
NOTE PAYABLE - LG	-	50,876	-	50,876
TOTAL	$ 775,000	$ 474,876	$ 249,000	$ 1,000,876

NOTE PAYABLE – SHIELD

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

During the second fiscal quarter of 2015, a totals of $125,000 in principal was converted into common shares, leaving a balance due of $650,000 at April 30, 2015. In addition, $98,109 in accrued interest remains unpaid at April 30, 2015.

ACQUISITION PAYABLE

In connection with the purchase of the travel assets, the Company recorded a payable of $75,000 non-interest bearing liability which was fully paid in cash in the second fiscal quarter of 2015.

NOTE PAYABLE – KBM

On December 19, 2014, Puget Technologies, Inc (the "Company") finalized a Convertible Promissory Note with KBM Worldwide, Inc. in the amount of $49,000, which was originally due September 18, 2015 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  The note was paid off in full in cash on February 3, 2015.

NOTE PAYABLE – ADAR

On February 2, 2015, the Company issued an unsecured 8% Convertible Redeemable Note with ADAR BAYS, LLC in the amount of $75,000, which is due January 30, 2016 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise (ADAR). The principal and any accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal 57.5% multiplied by the Market Price (as defined therein) (representing a discount rate of 42.5%). The Company may prepay the amounts outstanding hereunder pursuant to the terms and conditions however after the expiration of one hundred eighty (180) following the date of the note, the Company shall have no right of prepayment. As of April 30, 2015, the Company had accrued interest of $1,500 for this note. A beneficial conversion feature was valued however the amounts of this feature were not considered material to the financial statements taken as a whole.

NOTE PAYABLE – MACALLAN

On February 2, 2015, Puget Technologies, Inc (the "Company") finalized a Convertible Debenture with Macallan Partners, LLC in the amount of $50,000, which is due February 5, 2016 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  The principal and any accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal 50% multiplied by the Market Price (as defined therein) (representing a discount rate of 50%). The Company may prepay the amounts outstanding hereunder pursuant to the terms and conditions of the note. As of April 30, 2015, the Company had accrued interest of $1,000 for this note. A beneficial conversion feature was valued however the amounts of this feature were not considered material to the financial statements taken as a whole.

NOTE PAYABLE – UNION

On February 2, 2015, Puget Technologies, Inc (the "Company") finalized an 8% Convertible Redeemable Note with UNION CAPITAL, LLC in the amount of $75,000, which is due January 30, 2016 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The principal and any accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal 57.5% multiplied by the Market Price (as defined therein) (representing a discount rate of 42.5%). The Company may prepay the amounts outstanding hereunder pursuant to the terms and conditions however after the expiration of one hundred eighty (180) following the date of the note, the Company shall have no right of prepayment. As of April 30, 2015, the Company had accrued interest of $1,500 for this note. A beneficial conversion feature was valued however the amounts of this feature were not considered material to the financial statements taken as a whole.

NOTE PAYABLE – VIS VIRES

On February 27, 2015, Puget Technologies, Inc (the "Company") finalized a Convertible Promissory  Note with Vis Vires Group, Inc. in the amount of $50,000, which is due December 3, 2015 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  The principal and any accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal 58% multiplied by the Market Price (as defined therein) (representing a discount rate of 42%). The Company may prepay the amounts outstanding hereunder pursuant to the terms and conditions however after the expiration of one hundred eighty (180) following the date of the note, the Company shall have no right of prepayment. As of April 30, 2015, the Company had accrued interest of $667 for this note. A beneficial conversion feature was valued however the amounts of this feature were not considered material to the financial statements taken as a whole.

NOTE PAYABLE – HGT

On January 28, 2015, the Company issued an unsecured 6 month, non-interest bearing Convertible Promissory Note (HGT), due on July 28, 2015 for $50,000. The principal and any accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal 55% multiplied by the Market Price (as defined therein) (representing a discount rate of 45%). The Company may prepay the amounts outstanding hereunder pursuant to the terms and conditions however after the expiration of one hundred eighty (180) following the date of the note, the Company shall have no right of prepayment. As of April 30, 2015, the Company had accrued interest of $1,000 for this note. A beneficial conversion feature was valued however the amounts of this feature were not considered material to the financial statements taken as a whole.

NOTE PAYABLE – LG CAPITAL

On February 2, 2015, Puget Technologies, Inc (the "Company") finalized a Convertible Redeemable Note with LG CAPITAL FUNDING, LLC in the amount of $53,500, which is due January 28, 2016 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The principal and any accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal 54% multiplied by the Market Price (as defined therein) (representing a discount rate of 46%). The Company may prepay the amounts outstanding hereunder pursuant to the terms and conditions however after the expiration of one hundred eighty (180) following the date of the note, the Company shall have no right of prepayment. As of April 30, 2015, the Company had accrued interest of $1,070 for this note. A beneficial conversion feature was valued however the amounts of this feature were not considered material to the financial statements taken as a whole.

4. COMMON STOCK

The authorized capital of the Company is 110,000,000 common shares; par value $0.001 per share.

Common stock transactions during the six-month period ended April 30,2015 are as follows:

In the first quarter of fiscal 2015 2,000,000 common shares were issued as part of the purchase price of to acquire the travel software platform and related hardware.

In the second quarter of fiscal 2015, the following common stock transactions occurred:

2,094,318 shares were issued to convert $60,937 in debt ($50,000) plus accrued interest ($10,937).

20,000 shares previously issued to a consultant were returned to the Company as part of a debt settlement agreement and the shares were cancelled.

25,000,000 shares were issued to an officer of the Company for $200,000 in cash.

4,297,091 shares were issued to convert $89,802 in debt ($75,000) plus accrued interest ($14,802).

5. RELATED PARTY TRANSACTIONS

The Company issued 25,000,000 common shares of stock to an officer of the Company in exchange for $200,000 in cash.

6. ACQUISITION OF TRAVEL SOFTWARE PLATFORM

On January 30, 2014, the Company finalized an Asset Purchase Agreement with Travel Time Technologies Inc. and Leisure Logic Systems Inc.. The assets consist primarily of a travel software platform and related hardware. There was no prior relationship between the Company and the sellers.

As consideration, sellers was paid $100,000 in cash in three payments and 2,000,000 shares of the Company's common stock. $25,000 was paid in cash at closing and $75,000 was recorded as a note payable, which was paid during the second fiscal quarter of 2015. There was no stated interest rate and no interest has been imputed due to the short term nature of the debt. The shares given in consideration were valued at the closing price per share of $.0999 on the date of closing for a total of $199,800; consequently the total value of the consideration was $299,800.

The Company allocated the purchase price of the assets to Software Platform - $280,000 and Computer hardware - $19,800 in the accompanying financial statements. The Company has relied upon the guidance provided by ASC Topic NO.350.40.30

The Company has recorded fixed assets of computer software and hardware of $299,800 at April 30, 2015, which is not yet being amortized or depreciated until revenue commences.

7. DEBT SETTLEMENT

As of March 31, 2015, the Company had an account payable to a vendor in the amount of $50,000. During the first quarter of fiscal 2015, the Company reached a settlement with that vendor which requires no payment on the account payable, therefore the Company has recorded a debt settlement gain.

In the second quarter, the Company settled an account payable of $46,949 that was shown on the balance sheet as of January 31, 2015.  The terms of the settlement were that the Company paid the former consultant a one-time cash payment of $5,000 in return for the release of any other amounts possible due under the consulting agreement and a return by the Consultant of 20,000 shares of Puget common stock which had previously been delivered to the Consultant.  The 20,000 shares returned were cancelled and returned to authorized but unissued shares.  The amount of the debt settlement gain was $41,949 in the accompanying second quarter financial statements.

8. OTHER ASSETS

On February 28th, 2015, the Company signed a sublease agreement for the office space it currently occupies in Englewood Colorado.  The sublease agreement called for a prepayment of $21,000 which covered 6 months’ rent at $3,000 per month (total of $18,000) and a security deposit of $3,000.  The prepayment term expires August 31, 2015.  On April 30, 2015, there were 4 months prepaid rent remaining for a total of $12,000 which is shown as a prepaid asset on the accompanying balance sheet.  The security deposit of $3,000 is shown as an asset on the accompanying financial statements.

In March, 2015 the Company paid OTC Marketing, Inc. an annual fee of $10,000 for inclusion in their reporting site during the March 2015 to February 2016 reporting year.  The fee is being amortized monthly over the course of the year at $833 per month.  On April 30, 2015 the Company had recorded a prepaid asset of $8,334.

9. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. There were no material subsequent events through June 15, 2015 which needed to be disclosed in the accompanying financial statements.

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

PLAN OF OPERATION

Plan of Operation

Our current cash balance is $51,936.  Our cash balance along with anticipated revenue from sales may not be sufficient to cover the expenses we will incur during the next twelve months.

RESULTS OF OPERATIONS

Six Month Period Ended April 30, 2015

We recorded no revenue for the six months ended April 30, 2015.

Expenses

During the first half of fiscal 2015, the Company continued to primarily expend funds for the development of the software platform. In addition $71,195 of interest on the various notes payable was charged.

Debt settlements

As of March 31, 2015, the Company had an account payable to a vendor in the amount of $50,000. During the first quarter of fiscal 2015, the Company reached a settlement with that vendor which requires no payment on the account payable, therefore the Company has recorded a debt settlement gain.

In the second quarter, the Company settled an account payable of $46,949 that was shown on the balance sheet as of January 31, 2015.  The terms of the settlement were that the Company paid the former consultant a one-time cash payment of $5,000 in return for the release of any other amounts possible due under the consulting agreement and a return by the Consultant of 20,000 shares of Puget common stock which had previously been delivered to the Consultant.  The 20,000 shares returned were cancelled and returned to authorized but unissued shares.  The amount of the debt settlement gain was $41,949 in the accompanying second quarter financial statements.

Liquidity and Capital Resources

At April 30, 2015, we had a cash balance of $51,936.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our development program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock, if at all. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our minerals claims and our business will fail.

Subsequent Events

None

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of April 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

PUGET TECHNOLOGIES INC.
(Name of Registrant)

Date: June 15, 2015	By:	/s/ Larson Elmore, CEO
Larson Elmore
CEO (Chief Executive Officer

Date: June 15, 2015	By:	/s/ Thomas M Jaspers, CFO
Thomas M Jaspers
CFO (Principal accounting officer and principal financial officer)