Form 10-Q
period 2015-07-31
PUGET TECHNOLOGIES, INC.
filed 2015-09-21
CIK 1540615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of July 31, 2015 there were 81,256,979 shares of common stock, $0.001 par value per share, outstanding.

PUGET TECHNOLOGIES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
PUGET TECHNOLOGIES, INC. Balance Sheets

	JULY 31,	OCTOBER
	2015	2014
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
CASH	$ 15,484	$ 7,879
TOTAL CURRENT ASSETS	15,484	7,879

COMPUTER HARDWARE	19,800	-
OTHER ASSETS	11,835	-
TRAVEL SOFTWARE PLATFORM	280,000	-
TOTAL OTHER ASSETS	311,635	-

TOTAL ASSETS	$ 327,119	$ 7,879

LIABILITIES
CURRENT LIABILITIES
ACCOUNTS PAYABLE	$ 11,180	$ 108,129
ACCRUED INTEREST	128,342	68,100
ADVANCE FROM OFFICER	103,000	-
NOTES PAYABLE	923,252	775,000

TOTAL CURRENT LIABILITIES	1,165,774	951,229

STOCKHOLDER'S EQUITY
COMMON STOCK,
$.001 PAR VALUE,
110,000,000 AUTHORIZED
ISSUED – 81,256,979 AT JULY 31, 2015	81,256
42,620,000 AT OCTOBER 31, 2014		42,620
ADDITIONAL PAID IN CAPITAL	684,722	6,409
RETAINED EARNINGS	(1,604,633)	(992,379)

TOTAL STOCKHOLDERS' DEFICIT	(838,655)	(943,350)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$ 327,119	$ 7,879

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. Statements of Operations Unaudited

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 31,		July 31,
	2015	2014	2015	2014

SALES	1,076		1,076

COST OF SALES	-		-	-

GROSS PROFIT	1,076		1,076

EXPENSES
WAGES AND SALARIES	24,842		220,958
CONSULTING FEES	41,500		123,779
INTEREST EXPENSE	133,584	21,483	204,778	39,820
PROFESSIONAL FEES	10,112	34,687	45,632	127,271
MARKETING AND ADVERTISING	591	4,567	1,107
RESEARCH AND DEVELOPMENT	55,439	-	83,850	-
OTHER	19,442		46,475	21,560

TOTAL	285,510	60,737	726,579	188,651

INCOME FROM OPERATIONS	(284,434)	(60,737)	(725,503)	(188,651)

OTHER INCOME (EXPENSE)
DEBT SETTLEMENT	-	-	91,949	-

LOSS FROM CONTINUING	(284,434)	(60,737)	(633,554)	(188,651)
OPERATIONS
LOSS FROM DISCONTINUED	-	(144,437)	-	(483,986)
OPERATIONS
LOSS BEFORE TAXES	(284,434)	(205,174)	(633,554)	(672,637)

PROVISION FOR TAXES	-	-	-	-

NET LOSS	$ (252,453)	$ (205,174)	$ (633,554)	$ (672,637)

WEIGHTED AVERAGE SHARES	77,498,991	42,520,000	58,649,506	42,520,000

BASIC LOSS PER SHARE	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. Statements of Cash Flows Unaudited

	NINE MONTHS ENDED	NINE MONTHS ENDED
	JULY 31, 2015	JULY 31, 2014
CASH FLOWS FROM OPERATIONS
NET LOSS	$ (633,554)	$ (672,638)

ADJUSTMENTS TO RECONCILE
NET LOSS TO CASH FLOWS FROM
DEVELOPMENT STAGE ACTIVITIES
ACCRETION OF OID	1,752
DEBT EXTINGUISHMENT INTEREST	99,105
STOCK COMPENSATION	-	21,300

CHANGE IN ASSETS AND LIABILITIES
OTHER ASSETS	(11,835)	-
ACCOUNTS PAYABLE	(96,949)	(2,560)
ACCRUED INTEREST	96,087	39,819

NET CASH FROM OPERATIONS	(545,395)	(614,079)

CASH FLOWS FROM INVESTING
ASSET PURCHASE	(100,000)	-
NET CASH FLOW FROM INVESTING	(100,000)	-

CASH FLOWS FROM FINANCING
PROCEEDS OF SHARES SOLD TO OFFICER	200,000	-
ADVANCES FROM OFFICERS	103,000	157
PAYMENTS OF NOTES PAYABLE	(124,000)	650,000
PROCEEDS FROM NOTES PAYABLE	474,000	-
NET CASH FLOW FROM FINANCING	653,000	650,157

NET CASH FLOWS	7,605	36,078

CASH BEGINNING OF PERIOD	7,879	13,572

CASHG END OF PERIOD	$ 15,484	$ 49,650

SUPPLEMENTAL CASH FLOWS
CASH PAID FOR INTEREST	$ 7,834	$ -
CASH PAID FOR TAXES	$ -	$ -

NON-CASH TRANSACTIONS
SHARES CANCELLED	$ 21,300	$ -
ASSETS PURCHASED WITH SHARES	$ 199,800	$ -
SHARES FOR DEBT CONVERSION	$ 239,345	$ -
DEBT SETTLEMENT	$ 91,949	$ -

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. Notes to Financial Statements JULY 31, 2015

1. ORGANIZATION AND BUSINESS OPERATIONS

PUGET TECHNOLOGIES, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 17, 2010. Our business has been developing and selling leading edge consumer oriented products ready for rapid commercialization however in January 2015 we acquired the assets of a travel technology company and now include that business in our business plan. Much of our resources are dedicated to research and development in order to provide consumers with quality options while meeting the expectations of its investors. The Company has generated limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on March 17, 2010 through July 31, 2015 the Company has an accumulated deficit of $1,505,530.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,505,530 as of July 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors or third parties and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $15,484 and $7,879 cash and cash equivalents as of July 31, 2015 and October 31, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarter ended July 31, 2015.

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  There was zero recorded value for inventory at July 31, 2015 and zero October 31, 2014.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $1,107 and $0 in advertising costs during the nine month periods ended July 31, 2015 and 2014, respectively.

Revenue Recognition

Revenue from travel commissions are recognized as earned.

Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation.

3. NOTES PAYABLE

A summary of notes payable for the nine-month period ended July 31, 2015 is as follows:

		ADDITIONAL
	BALANCE	BORROWING	CONVERSION	BALANCE
	OCTOBER 31,	DURING	OR	JULY 31,
	2014	QUARTER	PAYMENTS	2015
ACQUISITION PAYABLE	$ -	$ 75,000	$ 75,000	$ -
NOTE PAYABLE - # 1	-	75,000		75,000
NOTE PAYABLE - # 2	-	50,876	7,624	43,252
NOTE PAYABLE - # 3	-	50,000		50,000
NOTE PAYABLE - # 4	-	75,000		75,000
NOTE PAYABLE - # 5	-	50,000		50,000
NOTE PAYABLE - # 6	-	50,000	20,000	30,000
NOTE PAYABLE - # 7	775,000	-	175,000	600,000
NOTE PAYABLE - # 8	-	49,000	49,000	-
TOTAL	$ 775,000	$ 474,876	$ 326,624	$ 923,252

NOTE PAYABLE – # 1

On February 2, 2015, the Company issued an unsecured 8% Convertible Redeemable Note # 1, in the amount of $75,000, which is due January 30, 2016 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise (ADAR). The principal and any accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal 57.5% multiplied by the Market Price (as defined therein) (representing a discount rate of 42.5%). The Company may prepay the amounts outstanding hereunder pursuant to the terms and conditions however after the expiration of one hundred eighty (180) following the date of the note, the Company shall have no right of prepayment. As of July 31, 2015, the Company had accrued interest of $3,000 for this note. A beneficial conversion feature was valued however the amounts of this feature were not considered material to the financial statements taken as a whole.

NOTE PAYABLE – # 2

On February 2, 2015, Puget Technologies, Inc (the "Company") finalized a Convertible Redeemable Note #2 in the amount of $53,500, which is due January 28, 2016 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The principal and any accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal 54% multiplied by the Market Price (as defined therein) (representing a discount rate of 46%). The Company may prepay the amounts outstanding hereunder pursuant to the terms and conditions however after the expiration of one hundred eighty (180) following the date of the note, the Company shall have no right of prepayment. During the third fiscal quarter of 2015, a total of $8,500 in principal was converted into common shares and OID was amortized $876 leaving a balance due of $43,252 as of July 31, 2015.  In addition $1,798.79 in accrued interest remains unpaid as of July 31, 2015. A beneficial conversion feature was valued however the amounts of this feature were not considered material to the financial statements taken as a whole.

NOTE PAYABLE – # 3

On February 2, 2015, Puget Technologies, Inc (the "Company") finalized a Convertible Debenture Note # 3 in the amount of $50,000, which is due February 5, 2016 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  The principal and any accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal 50% multiplied by the Market Price (as defined therein) (representing a discount rate of 50%). The Company may prepay the amounts outstanding hereunder pursuant to the terms and conditions of the note. As of July 31, 2015, the Company had accrued interest of $2,000 for this note. A beneficial conversion feature was valued however the amounts of this feature were not considered material to the financial statements taken as a whole.

NOTE PAYABLE – # 4

On February 2, 2015, Puget Technologies, Inc (the "Company") finalized an 8% Convertible Redeemable Note # 4 in the amount of $75,000, which is due January 30, 2016 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The principal and any accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal 57.5% multiplied by the Market Price (as defined therein) (representing a discount rate of 42.5%). The Company may prepay the amounts outstanding hereunder pursuant to the terms and conditions however after the expiration of one hundred eighty (180) following the date of the note, the Company shall have no right of prepayment. As of July 31, 2015, the Company had accrued interest of $3,000 for this note. A beneficial conversion feature was valued however the amounts of this feature were not considered material to the financial statements taken as a whole.

NOTE PAYABLE – # 5

On February 27, 2015, Puget Technologies, Inc (the "Company") finalized a Convertible Promissory Note # 5 in the amount of $50,000, which is due December 3, 2015 with interest on  the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  The principal and any accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal 58% multiplied by the Market Price (as defined therein) (representing a discount rate of 42%). The Company may prepay the amounts outstanding hereunder pursuant to the terms and conditions however after the expiration of one hundred eighty (180) following the date of the note, the Company shall have no right of prepayment. As of July 31, 2015, the Company had accrued interest of $1,667 for this note. A beneficial conversion feature was valued however the amounts of this feature were not considered material to the financial statements taken as a whole.

NOTE PAYABLE – # 6

On January 28, 2015, the Company issued an unsecured 6 month, non-interest bearing Convertible Promissory Note # 6, due on July 28, 2015 for $50,000. The principal and any accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal 55% multiplied by the Market Price (as defined therein) (representing a discount rate of 45%). The Company may prepay the amounts outstanding hereunder pursuant to the terms and conditions however after the expiration of one hundred eighty (180) following the date of the note, the Company shall have no right of prepayment. During the third fiscal quarter of 2015, a total of $20,000 in principal was converted into common shares leaving a balance of $30,000 as of July 31, 2015.  In addition 1,996 in accrued interest remains unpaid as of July 31, 2015.  A beneficial conversion feature was valued however the amounts of this feature were not considered material to the financial statements taken as a whole.

NOTE PAYABLE – # 7

In 2013, the Company entered into a Master Credit Agreement, Note # 7, under which $775,000 was advanced to the Company. Funds advanced under the terms of that note bear interest at 12% for the first year from advancement and 18% thereafter. The notes were acquired by an unaffiliated party at the time of the change of control. In February 2015, the note was amended to allow for conversion of balances from time to time into common shares of the Company. The note converts as follows:

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

During the second fiscal quarter of 2015, a total of $125,000 in principal was converted into common shares, leaving a balance due of $650,000 at April 30, 2015.

During the third fiscal quarter of 2015, a total of $50,000 in principal was converted into common shares, leaving a balance due of $600,000 at July 31, 2015.  In additional, $114,880 in accrued interest remains unpaid at July 31, 2015.

NOTE PAYABLE – # 8

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

Common stock transactions during the nine-month period ended July 31, 2015 are as follows:

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

In the third quarter of fiscal 2015, the following common stock transactions occurred:

5,265,570 shares were issued to convert $88,606 in debt ($78,500) plus accrued interest ($10,788).

5. RELATED PARTY TRANSACTIONS

In the second fiscal quarter the Company issued 25,000,000 common shares of stock to an officer of the Company in exchange for $200,000 in cash.

In the third fiscal quarter there were advances from an officer of $103,000, with no specific repayment terms.

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

The Company allocated the purchase price of the assets to Software Platform - $280,000 and Computer hardware - $19,800 in the accompanying financial statements. The Company has relied upon the guidance provided by ASC Topic NO.350.40.30

The Company has recorded fixed assets of computer software and hardware of $299,800 at July 31, 2015, which is not yet being amortized or depreciated until substantial revenue commences.

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

8. OTHER ASSETS

On February 28th, 2015, the Company signed a sublease agreement for the office space it currently occupies in Englewood Colorado.  The sublease agreement called for a prepayment of $21,000 which covered 6 months’ rent at $3,000 per month (total of $18,000) and a security deposit of $3,000.  The prepayment term expires August 31, 2015.  On July 31, 2015, there were 4 months prepaid rent remaining for a total of $12,000 which is shown as a prepaid asset on the accompanying balance sheet.  The security deposit of $3,000 is shown as an asset on the accompanying financial statements.

In March, 2015 the Company paid OTC Marketing, Inc. an annual fee of $10,000 for inclusion in their reporting site during the March 2015 to February 2016 reporting year.  The fee is being amortized monthly over the course of the year at $833 per month.  On July 31, 2015 the Company had recorded a prepaid asset of $5,835.

9. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. There were no material subsequent events through September 21, 2015 which needed to be disclosed in the accompanying financial statements other than there were 22,959,513 common shares issued to convertible note holders in exchange for $90,795 principal and interest through September 21, 2015.

10. DISCONTINUED OPERATIONS

In the third quarter of fiscal 2015, the Company decided to discontinue the old 3D printer business, as such, the results of that business has been classified as Discontinued Operations on the accompanying Statement of Operations. There were no assets disposed related to the discontinued operations nor was any gain or loss on disposal or income tax benefit recorded. There is no significant continuing involvement anticipated related to the discontinued operation.

A reconciliation of the line items constituting discontinued operations is as follows:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JULY 31,	JULY 31,
	2014	2014

REVENUE	$ 41,930	$ 41,930
EXPENSES
COST OF SALES	46,247	46,247
PAYMENTS TO OFFICERS	40,000	62,500
CONSULTING FEES	63,408	174,862
MARKETING	27,310	159,001
OTHER GENERAL EXPENSES	9,402	83,306
TOTAL	140,120	479,669

INCOME FROM DISCONTINUED OPERATIONS	$ (144,437)	$ (483,986)

Section 205-20-50-5B of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity requires the following disclosure related to the cash flows of the discontinued operations:

	THREE AND	THREE AND
	NINE	NINE
	MONTHS	MONTHS
	ENDED	ENDED
	JULY 31,	JULY 31,
	2015	2014
DEPRECIATION	$ -	$ -
AMORTIZATION	$ -	$ -
CAPITAL EXPENDITURES	$ -	$ -
SIGNIFICANT NON-CASH TRANSACTIONS
OPERATING	$ -	$ -
INVESTING	$ -	$ -

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

OVERVIEW

The Company was incorporated in the State of Nevada on March 17, 2010 and established a fiscal year end of October 31.  It is a development stage Company.

PLAN OF OPERATION

Plan of Operation

Our current cash balance is $15,484.  Our cash balance along with anticipated revenue from sales may not be sufficient to cover the expenses we will incur during the next twelve months.

RESULTS OF OPERATIONS

Nine Month Period Ended July 31, 2015

We recorded $1,076 travel commissions earned in revenue for the three months and nine months ended July 31, 2015.

Expenses

During the first half of fiscal 2015, the Company continued to primarily expend funds for the development of the software platform. In addition $128,342 of interest on the various notes payable was charged

Debt settlements

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

Liquidity and Capital Resources

At July 31, 2015, we had a cash balance of $15,484.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our development program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock, if at all. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our minerals claims and our business will fail.

Subsequent Events

None

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of July 31, 2015.

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

PUGET TECHNOLOGIES INC.
(Name of Registrant)

Date: September 21, 2015	By:	/s/ Thomas M Jaspers, CEO and CFO
Thomas M Jaspers
Chief Executive Officer CFO (Principal accounting officer and principal financial officer)