Form 10-Q/A
period 2015-07-31
PUGET TECHNOLOGIES, INC.
filed 2015-09-23
CIK 1540615

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

AMENDMENT EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the Securities Exchange Commission on September 21, 2015 (the “Form 10-Q”), is to revise the filing to include Exhibit 101 – Interactive Data File (“XBRL Exhibit”)  and non-material text changes to conform with XBRL filing rules, as the XBRL Exhibit could not be filed within the prescribed time period due to the Registrant requiring additional time to prepare and review the XBRL Exhibit for the period ended July 31, 2015. Such delay could not be eliminated without unreasonable effort and expense. No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.  Other than these changes and changes to the signature page, no other changes were made. The entire remaining Form 10Q remains as filed.

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

STOCKHOLDER'S EQUITY
COMMON STOCK,
$.001 PAR VALUE,
110,000,000 AUTHORIZED
ISSUED – 81,256,979 AT JULY 31, 2015	81,256
42,620,000 AT OCTOBER 31, 2014		42,620
ADDITIONAL PAID IN CAPITAL	684,722	6,409
RETAINED EARNINGS	(1,604,633)	(992,379)

TOTAL STOCKHOLDERS' DEFICIT	(838,655)	(943,350)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$ 327,119	$ 7,879

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. Statements of Operations Unaudited

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 31,		July 31,
	2015	2014	2015	2014

SALES	1,076		1,076

COST OF SALES	-		-	-

GROSS PROFIT	1,076		1,076

EXPENSES
WAGES AND SALARIES	24,842		220,958
CONSULTING FEES	41,500		123,779
INTEREST EXPENSE	133,584	21,483	204,778	39,820
PROFESSIONAL FEES	10,112	34,687	45,632	127,271
MARKETING AND ADVERTISING	591	4,567	1,107
RESEARCH AND DEVELOPMENT	55,439	-	83,850	-
OTHER	19,442		46,475	21,560

TOTAL	285,510	60,737	726,579	188,651

INCOME FROM OPERATIONS	(284,434)	(60,737)	(725,503)	(188,651)

OTHER INCOME (EXPENSE)
DEBT SETTLEMENT	-	-	91,949	-

LOSS FROM CONTINUING	(284,434)	(60,737)	(633,554)	(188,651)
OPERATIONS
LOSS FROM DISCONTINUED	-	(144,437)	-	(483,986)
OPERATIONS
LOSS BEFORE TAXES	(284,434)	(205,174)	(633,554)	(672,637)

PROVISION FOR TAXES	-	-	-	-

NET INCOME (LOSS)	$ (284,434)	$ (205,174)	$ (633,554)	$ (672,637)

WEIGHTED AVERAGE SHARES	77,498,991	42,520,000	58,649,506	42,520,000

BASIC LOSS PER SHARE	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. Statements of Cash Flows Unaudited

	NINE MONTHS ENDED	NINE MONTHS ENDED
	JULY 31, 2015	JULY 31, 2014
CASH FLOWS FROM OPERATIONS
NET LOSS	$ (633,554)	$ (672,638)

ADJUSTMENTS TO RECONCILE
NET LOSS TO CASH FLOWS FROM
DEVELOPMENT STAGE ACTIVITIES
ACCRETION OF OID	1,752
DEBT EXTINGUISHMENT INTEREST	99,105
STOCK COMPENSATION	-	21,300

CHANGE IN ASSETS AND LIABILITIES
OTHER ASSETS	(11,835)	-
ACCOUNTS PAYABLE	(96,949)	(2,560)
ACCRUED INTEREST	96,087	39,819

NET CASH FROM OPERATIONS	(545,395)	(614,079)

CASH FLOWS FROM INVESTING
ASSET PURCHASE	(100,000)	-
NET CASH FLOW FROM INVESTING	(100,000)	-

CASH FLOWS FROM FINANCING
PROCEEDS OF SHARES SOLD TO OFFICER	200,000	-
ADVANCES FROM OFFICERS	103,000	157
PAYMENTS OF NOTES PAYABLE	(124,000)	650,000
PROCEEDS FROM NOTES PAYABLE	474,000	-
NET CASH FLOW FROM FINANCING	653,000	650,157

NET CASH FLOWS	7,605	36,078

CASH BEGINNING OF PERIOD	7,879	13,572

CASHG END OF PERIOD	$ 15,484	$ 49,650

SUPPLEMENTAL CASH FLOWS
CASH PAID FOR INTEREST	$ 7,834	$ -
CASH PAID FOR TAXES	$ -	$ -

NON-CASH TRANSACTIONS
SHARES CANCELLED	$ 21,300	$ -
ASSETS PURCHASED WITH SHARES	$ 199,800	$ -
SHARES FOR DEBT CONVERSION	$ 239,345	$ -
DEBT SETTLEMENT	$ 91,949	$ -

See accompanying notes to these financial statements.

PUGET TECHNOLOGIES, INC. Notes to Financial Statements JULY 31, 2015

NOTE 1: ORGANIZATION AND BUSINESS OPERATIONS

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation.

NOTE 3: CONVERTIBLE REDEEMABLE NOTES

A summary of notes payable for the nine-month period ended July 31, 2015 is as follows:

	BALANCE		CONVERSION	BALANCE
	OCTOBER 31,	ADDITIONAL	OR	JULY 31,
	2014	BORROWING	PAYMENTS	2015
ACQUISITION PAYABLE	$ -	$ 75,000	$ 75,000	$ -
CONVERTIBLE REDEEMABLE NOTE - # 1	-	75,000		75,000
CONVERTIBLE REDEEMABLE NOTE - # 2	-	51,752	8,500	43,252
CONVERTIBLE REDEEMABLE NOTE - # 3	-	50,000		50,000
CONVERTIBLE REDEEMABLE NOTE - # 4	-	75,000		75,000
CONVERTIBLE REDEEMABLE NOTE - # 5	-	50,000		50,000
CONVERTIBLE REDEEMABLE NOTE - # 6	-	50,000	20,000	30,000
CONVERTIBLE REDEEMABLE NOTE - # 7	775,000	-	175,000	600,000
CONVERTIBLE REDEEMABLE NOTE - # 8	-	49,000	49,000	-
TOTAL	$ 775,000	$ 475,752	$ 327,500	$ 923,252

CASH		$ 474,000

OID		$ 1,752

CONVERTIBLE REDEEMABLE NOTE # 1

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

CONVERTIBLE REDEEMABLE NOTE # 2

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

CONVERTIBLE REDEEMABLE NOTE # 3

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

CONVERTIBLE REDEEMABLE NOTE # 4

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

CONVERTIBLE REDEEMABLE NOTE # 5

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

CONVERTIBLE REDEEMABLE NOTE # 6

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

CONVERTIBLE REDEEMABLE NOTE # 7

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

CONVERTIBLE REDEEMABLE NOTE # 8

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

NOTE 4: COMMON STOCK

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

NOTE 5: RELATED PARTY TRANSACTIONS

In the second fiscal quarter the Company issued 25,000,000 common shares of stock to an officer of the Company in exchange for $200,000 in cash.

In the third fiscal quarter there were advances from an officer of $103,000, with no specific repayment terms.

NOTE 6: ACQUISITION OF TRAVEL SOFTWARE PLATFORM

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

NOTE 7: DEBT SETTLEMENT

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

NOTE 8: OTHER ASSETS

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

NOTE 9:  SUBSEQUENT EVENTS

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

NOTE 10: DISCONTINUED OPERATIONS

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

PUGET TECHNOLOGIES INC.
(Name of Registrant)

Date: September 23, 2015	By:	/s/ Thomas M Jaspers, CEO and CFO
Thomas M Jaspers
Chief Executive Officer CFO (Principal accounting officer and principal financial officer)