Form 10-K
period 2020-10-31
PUGET TECHNOLOGIES, INC.
filed 2021-02-12
CIK 1540615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-179212

Puget Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	01-0959140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1200 North Federal Highway, Suite 200-A; Boca Raton, Florida 33432

(Address of principal executive offices)

1 561 210 8535

(Registrant s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐  No  ☒

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of the last business day of the Registrant’s most recently completed quarter (January 31, 2021), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $8,865,038.182 based upon the closing price January 29, 2021 that date of the Common Stock of the Registrant on the Pink Open Market system ($0.0022) and a public float of 4,029,562,810 shares of Common Stock, the Registrant’s only currently traded securities. For purposes of this response, the Registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the Registrant.

The number of shares outstanding of all of the Registrant’s classes of common equity as of January 31, 2021 is as follows:

Class of Securities	Shares Outstanding January 31, 2021
Common Stock, $0.001 par value, 4,990,000,000 shares authorized	4,745,728,041
Series A Super Majority Preferred Stock, $0.001 par value, 500,000 shares authorized	500,000
Class B Convertible Preferred Stock, , $0.001 par value, 5,000,000 shares authorized	3,001,904
Preferred Stock, $0.001 par value, currently without designations, 4,500,000 share authorized	0

Documents incorporated by reference: Not Applicable.

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

Forward Looking Statements

This annual report on Form 10-K contains forward-looking information. This document contains forward-looking statements. Any statements contained in this document that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may”, “will”, “should”, “expects”, “anticipates”, “contemplates”, “estimates”, “believes”, “plans”, “projects”, “predicts”, “potential” or “continue” or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether the Registrant is able to manage its planned growth efficiently and operate profitably, (c) whether it is able to generate sufficient revenues or obtain financing to sustain and grow its operations, and (d) whether it is able to successfully fulfill its primary requirements for cash. The Registrant’s actual results may differ significantly from the results projected in the forward-looking statements. The Registrant assumes no obligation to update forward-looking statements.

Reports to Shareholders

The Registrant is required to file reports with the Commission pursuant to the Exchange Act. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Due to lack of funds, during the past five years the Registrant has been unable to maintain current in its reporting obligations; however, curing that deficiency is current management’s highest priority. The Registrant intends to file delinquent reports in reverse chronological order in order to assure that the most current information is the first available but with priority for filing reports as they become due. Interested persons may obtain copies of these reports from the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M., on the Commission’s website, at www.sec.gov or on the Registrant’s website at https://www.pugettechnologies.com/. You may obtain information on the operation of the Commission’s Public Reference Room by calling the Commission at 1-800-Commission-0330.

PART I

Item 1.	Business.

Corporate Background and Business Overview

Puget Technologies, Inc. (the “Registrant”) is a publicly held corporation incorporated in the State of Nevada on March 17, 2010, and, since May 25, 2012, when its registration statement on Form S-1 pursuant to Section 5 of the Securities Act was declared effective by the Commission, has been subject to reporting requirements pursuant to Sections 13 and 15(d) of the Exchange Act. It was initially organized to engage in the distribution of luxury wool bedding products produced in Germany. Its principal executive offices, originally in Fort Lauderdale, Florida, are currently located at 1200 North Federal Highway, Suite 200-A; Boca Raton, Florida 33432. Its telephone number is 1 (561) 210 8535. Its website address is https://www.pugettechnologies.com/ and copies of all principal corporate documents and filings with the Commission are available at such website.

The Registrant has never filed for bankruptcy, receivership or similar proceedings nor, since the date of the last annual report on Form 10-K filed (for the fiscal year 2014), has it been involved in any reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. From 2015 until July of 2020, the Registrant was inactive as its prior management resigned leaving it indebted and without business operations. Consequently, during such period it lacked the funds required to comply with its reporting obligations under the Exchange Act. Since July of 2020, with the assistance of its Parent (“a person that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified”, Rule 405 of Commission Regulation C) and strategic consultant, Qest Consulting Group, Inc., a Colorado corporation (“Qest”), the Registrant has eliminated most of its debt and resumed filing of reports to the Commission. Most of the Registrant’s efforts during the period from 2015 until July of 2020 involved first, repudiation of the series of 8% convertible notes issued by prior management under terms which current management considered toxic (the “Convertible Notes”) but, after the Registrant and its management were sued by two of the noteholders in the United States District Court for the Southern District of New York (Case No. 15-cv-08860 entitled Adar Bays LLC v Puget Technologies Inc. and Hermann Burckhardt and Case No. 15-cv-09542 entitled Union Capital LLC v Puget Technologies Inc. and Herman Burckhardt), lacking adequate funds to defend such actions the Registrant entered into settlement agreements and until July of 2020, was active only in conjunction with seeking to discharge such liabilities. As a material subsequent event, the 8% Convertible Notes payable have been either converted, paid or otherwise resolved, consequently, the Registrant is no longer indebted under the terms of any of the aforementioned notes nor is there is any outstanding or threatened related litigation.

On October 22, 2020, the Registrant entered into a retainer and consulting agreement with Qest (the “Qest Agreement”) and in conjunction therewith, in order to induce Qest to defer the cash portion of its compensation, the Registrant’s officers and directors (who are also the principal stockholders, officers and directors of Qest), contributed all of their securities in the Registrant, including rights to compensation in the form of securities, to Qest. The terms of the Qest Agreement are summarized in Item 7 hereof, “Certain Relationships and Related Transactions, and Director Independence”). In conjunction with its role under the Qest Agreement, Qest advanced the Registrant funds used to pay for auditing and legal fees in conjunction with this annual report, to pay balances due to the Registrant’s transfer agent and to settle remaining obligations under the Convertible Notes. Qest is also temporarily providing the Registrant with office space, utilities and the use of its personnel.

During October of 2020, the Registrant, at the suggestion of Qest, decided to implement a new business model as a holding company operating through subsidiaries in four different albeit related areas. These include acquisition of promising operating companies but also assisting promising operating companies to attain independent public company status. In order to properly implement the following described business plan, the Registrant’s current management has been directed to recruit conduct a nationwide search for new members of its Board of Directors and replacement officers prior to the next scheduled annual meeting of its stockholders currently anticipated for February of 2022. As disclosed in a current report filed by the Registrant with the Commission on January 15, 2021, Qest has recommended that the Registrant’s Board of Directors be expanded to nine or more members, at least three of whom should be independent so that audit, nominating and compensation committees could be implemented as envisioned by the Registrant’s articles of incorporation and bylaws. In terms of experience, Qest has recommended that the new board of directors continue to employ persons with investment banking and accounting experience but also with experience with mutual funds, the insurance industry, innovative technologies (e.g., alternative energy), the medical industry, intellectual property and regulatory compliance. In order to recruit qualified personnel, the Registrant will recommend that its stockholders ratify qualified and non-qualified stock option plans at its next annual meeting and has authorized a limited offering of its securities on reliance on Rule 506(b) of Regulation D, the proceeds of which will be used for, among other things, obtaining officers and directors liability insurance, discharging all remaining corporate debt, primarily owed to Qest (approximately $100,000 involving expenses incurred in the ordinary course of business), payment of legal and auditing expenses required to bring and maintain the Registrant current with its reporting obligations under the Exchange Act and provide initial working capital. Significant additional funding will be required in order to implement the Registrant’s business plan summarized below and it is expected that Qest will assist the Registrant in that regard since it is anticipated that, although the Registrant’s current officers and directors would not continue in their current roles with the Registrant following the 2022 annual meeting of stockholders, they would continue to be indirectly involved as Qest is expected to remain as the Registrant’s strategic consultant for at least the next three years.

The four diverse areas in which the Registrant intends to concentrate through subsidiaries are, in the order in which it is anticipated projects will be undertaken, as follows:

1.	Through traditional acquisition of development stage operating companies that the Registrant’s Board of Directors determines provide positive business opportunities. In that regard, the Registrant is considering the acquisition of a consolidated company currently engaged in the operation of behavioral health clinics in the State of Florida and is considering a joint venture in the solar energy industry involving proprietary nanotechnologies with current members of its Board of Advisors;

2.	Through acquisition of promising privately held operating companies that eventually want to attain independent publicly traded status after a an incubation period as subsidiaries of the Registrant, during which time they would control most of their own operations but learn the intricacies of being regulated under state and federal securities regulation. The Registrant would control all legal and accounting operations and seek to generate savings and synergy by coordinating activities (e.g., purchases, marketing, warehousing, etc., among its subsidiaries);

3.	Through organization and operation of a Business Development Company under the limited exemptive provisions of Sections 54(a) through 65 of the Investment Company Act; and

4.	By formation of specialty acquisition vehicles for operating companies that desire to become public.

In addition to the foregoing, given the experience that the Registrant’s president has with tax related benefits of doing business in the Commonwealth of Puerto Rico, the Registrant intends to explore opportunities for potential subsidiaries there.

The Registrant’s Proposed Program for Consolidated Operating Subsidiaries

The Registrant proposes to seek out business opportunities its management deems promising and which its Board of Directors feels it can supervise and develop. For illustrative purposes only, initially, these may involve ownership and operation of behavioral health clinics in the State of Florida. Furthermore, the Registrant has formed a Board of Advisors whose members have discussed the possibility of entering into a joint venture or other business structure with the Registrant in the solar energy industry involving proprietary nanotechnologies. None of such projects are close to fruition but the Registrant believes that with the assistance of its Advisory Board, its strategic consultant, Qest, and the efforts of its officers, it can find projects of interest that can be developed into diverse lines of business, with the Registrant itself serving as a resource center for its diverse subsidiaries, providing savings in operational expenditures based on size and coordinated efforts and generating synergy among its corporate family.

The Registrant’s Proposed Program for Operating Incubator Subsidiaries

The Registrant proposes a program for promising privately held operating companies that eventually want to attain independent publicly traded status but realize that subjection to regulation under federal and state securities laws as well involvement with investors and the investment banking community has as many pitfalls as benefits and thus justify a period of supervised mentoring. The Registrant proposes to acquire such companies through reorganizations complying with the tax free exchange provisions of Section 368 of the Code but to assure their owners that for the most part, they will be able to continue to grow and manage their businesses on their own through the grant of a proxy to vote such subsidiary’s capital stock subject to the following conditions: the Registrant will have the right to designate one member of the subsidiary’s board of directors, the Registrant will control, with the advice and input of the subsidiary’s management, the subsidiary’s legal and auditing matters, and the subsidiary will contribute along with all other subsidiaries, a proportional share of its net-after tax profits to the Registrant for payment of administrative and overhead expenses. After at least a two-and-a-half year period as a subsidiary of the Registrant during which time the subsidiary’s management would learn the intricacies of being regulated under state and federal securities regulation, the subsidiary’s original stockholders or their successor’s in interest would, if they so elect, have the right to spin out as independent public companies. That would be accomplished by having 15% of their common stock transferred as a stock dividend to the Registrant’s stockholders, registered for such transfer with the Commission pursuant to Section 5 of the Securities Act, making them reporting companies with the Commission pursuant to Sections 13 and 15(d) of the Exchange Act. Ten percent of the subsidiary’s securities would be temporarily retained by the Registrant and either sold off or conveyed to the subsidiary operating as a Small Business Development Company, and the rest would be returned to the operating subsidiary’s original stockholders in exchange for 75% of the Registrant’s securities issued to acquire the operating subsidiary. To the extent the subsidiary’s original stockholders had disposed of the Registrant stock received in the reorganization, they would have to either reacquire it for tender to the Registrant, or forfeit their spinout options. In the event the original stockholders could not or did not elect to exercise their spinout rights, the Registrant would elect to either retain the operating subsidiary as wholly owned, or, spin it out in whole or in part to its stockholders through a registered dividend distribution procedure similar to the one described above anyway.

Business Development Companies

Assuming success in implanting the initial two stages of its proposed plan of operation, the Registrant expects that it would next move on to the organization and operation of a business development company which it believes would generate significant synergy with the operating subsidiaries program described above. For example, the Registrant must not accumulate investment securities or else it will be subject to regulation as an investment company. By having a business development company subsidiary, it can transfer the balance of the securities remaining when it spins off a subsidiary to the business development company eliminating such risk as well as helping capitalize the business development company.

It is anticipated that such project would not be initiated prior to 2023. The following summary information with regard to business development companies was excerpted from a post in Investopedia encaptioned “Business Development Company (business development company):

The United States Congress created business development companies in 1980 to fuel job growth and assist emerging United States businesses in raising funds. Business development companies are closely involved in providing advice about the operations of their portfolio companies. Many business development companies make investments in private companies and sometimes in small public firms that have low trading volumes. They provide permanent capital to these businesses by taking advantage of a wide variety of sources, such as equity, debt, and hybrid financial instruments.

A business development company is a type of closed-end fund that makes investments in developing and financially distressed firms. Many business development companies are publicly traded and are open to retail investors. Business development companies offer investors high dividend yields and some capital appreciation potential. Business development companies’ heavy use of leverage and targeting of small or distressed companies makes them relatively high-risk investments.

To qualify as a business development company, a company must be a domestic company whose class of securities is registered with the Commission in compliance with Section 54 of the Investment Company Act pursuant to the more limited regulatory provisions of Sections 54(a) through 65 thereof. The business development company must invest at least 70% of its assets in private or public United States firms with market values of less than US$250 million. Such companies are often young businesses, seeking financing, or firms that are suffering or emerging from financial difficulties. Also, the business development company must provide managerial assistance to the companies in its portfolio.

If business development companies sound similar to venture capital funds, they are. However, there are some key differences. One relates to the nature of the investors each seeks. Venture capital funds are available mostly to large institutions and wealthy individuals through Limited Offerings. In contrast, business development companies allow smaller, non- accredited investors to invest in them, and by extension, in small growth companies.

Venture capital funds keep a limited number of investors and must meet certain asset-related tests to avoid being classified as regulated investment companies. Business development company shares, on the other hand, are typically traded on stock exchanges and are constantly available as investments for the public. Business development companies that decline to list on an exchange are still required to follow the same regulations as listed business development companies. Less stringent provisions for the amount of borrowing, related-party transactions, and equity-based compensation make the business development company an appealing form of incorporation to venture capitalists who were previously unwilling to assume the burdensome regulation of an investment company.

Business development companies provide investors with exposure to debt and equity investments in predominantly private companies—typically closed to investments. Because business development companies are regulated investment companies, they must distribute over 90% of their profits to shareholders. That regulated investment company status, though, means they don’t pay corporate income tax on profits before they distribute them to shareholders. The result is above-average dividend yields. According to “business development companyInvestor.com,” as of May 2019, the ten highest-yielding business development companies were posting anywhere from 10.82% to 14.04%.

Investors receiving dividends will pay taxes on them at their tax rate for ordinary income. Also, business development company investments may diversify an investor’s portfolio with securities that can display substantially different returns from stocks and bonds. Of course, the fact that they trade on public exchanges gives them a fair amount of liquidity and transparency.

Although a business development company itself is liquid, many of its holdings are not. The portfolio holdings are primarily private firms or small, thinly-traded public companies. Because most business development company holdings are typically invested in illiquid securities, a business development company’s portfolio has subjective fair-value estimates and may experience sudden and quick losses. These losses can be magnified because business development companies often employ leverage—that is, they borrow the money they invest or loan to their target companies. Leverage can improve the rate of return on investment, but it can also cause cash-flow problems if the leveraged asset declines in value.

The business development company-invested target companies typically have no track records or troubling track records. There is always the chance they could go under or default on a loan. A rise in interest rates—making it more expensive to borrow funds—can impede a business development company’s profit margins as well. In short, business development companies invest aggressively in companies that offer both incomes now and capital appreciation later; as such, they register somewhat high on the risk scale.

Special Purpose Acquisition Companies (“SPAC”)

Subsequent to organization of a business development company subsidiary, assuming success in doing so, the Registrant plans to organize a sequential series special purpose acquisition companies which its current management and Qest believe will complement the other three proposed segments of its proposed business plans providing an additional, more independent option for more seasoned companies that desire to attain publicly traded status. As in the foregoing case, the Registrant would either distribute securities it retains in SPACs it organizes to its shareholders in the form of stock dividends, or distribute them to its business development company subsidiary avoiding direct regulation as an investment company.

A special purpose acquisition company (SPAC), is a “blank check” shell corporation designed to take companies public without going through the traditional IPO process. SPACs allow retail investors to invest in private equity type transactions, particularly leveraged buyouts. According to the Commission, a SPAC is created specifically to pool funds in order to finance a merger or acquisition opportunity within a set timeframe. The opportunity usually has yet to be identified. In the United States, the SPAC public offering structure is governed by the Commission. A public offering for a SPAC is typically filed with the Commission under an S-1 registration statement (or an F-1 for a foreign private issuer) and is classified by the Commission under SIC code 6770 - Blank Checks. Full disclosure of the SPAC structure, target industries or geographic regions, management team biographies, share ownership, potential conflicts of interest and risk factors are standard topics included in the S-1 registration statement. It is believed that the Commission has studied SPACs to determine whether they require special regulations to ensure that these vehicles are not abused like blind pool trusts and blank-check corporations have been over the years. Many believe that SPACs do have corporate governance mechanisms in place to protect shareholders. SPACs listed on the American Stock Exchange are required to be Sarbanes-Oxley compliant at the time of the offering including such mandatory requirements as a majority of the board of directors being independent and audit and compensation committees[1].

Caveat

The foregoing plans and business models are speculative, totally reliant on the experience of the Registrant’s management and independent consultants and contractor’s to be recruited and retained by the Registrant, and on market conditions beyond the Registrant’s control, and, on the Registrant’s ability to obtain significant additional financing, as to which there can be no assurances. In addition, the Registrant is likely to encounter significant competition in its quest for desirable acquisition candidates and thereafter, even if successful, in the operations of the acquired companies. Consequently, no assurances can be provided that the Registrant’s ambitious current business plans can or will be implemented as envisioned, or that even if implemented, they will prove successful.

Principal products or services and their markets

The Registrant at present has no products or services and thus no information is provided with respect to distribution methods of products or services; status of any publicly announced new product or service; sources and availability of raw materials and names of principal suppliers. Given that it has no customers at present, the Registrant is not dependence on one or a few major customers. The Registrant currently has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. However, it is probable that as it implements its proposed business plans all of the foregoing topics will become relevant.

Need for any government approval of principal products or services

Given that the Registrant currently has no principal products or services, it currently has no need for any related government approvals. However, every aspect of its proposed business operations is replete with the possibility of government regulation and oversight. Every segment of its proposed operations will involve regulation by the Commission in conjunction with acquisitions in exchange for the Registrant’s securities, with respect to spinoffs and stock dividends, with respect to formation, funding, operation and divesting of special purpose acquisition vehicles and especially with respect to operation of the proposed business development company. In addition, every operating subsidiary will be subject to the full panoply of regulations of a federal, state and local level applicable to operating companies, with specialized regulation depending on the industries involved. Intellectual property regulation and regulation of international trade is likely to be of special importance. Thus, while the nature of regulation is impossible to accurately predict at this time, the consequences will assuredly involve significant legal and administrative expenses risks of litigation and penalties, and of delays that will affect the competiveness of the Registrant and its affiliates.

[1] Information extracted from Wikipedia article “Special-purpose acquisition company”.

Costs and effects of compliance with environmental laws (federal, state and local)

Given that the Registrant currently has no principal products, services or operations, it is impossible to predict the costs, effects and impacts of compliance with federal state and local environmental regulations other than to acknowledge, as is the case in the preceding section, that it will assuredly involve significant legal and administrative expenses risks of litigation and penalties, and of delays that will affect the competiveness of the Registrant and its affiliates.

Number of total employees and number of full-time employees

Other than its two current officers and directors, the Registrant currently has no employees of any kind. However, as indicated above, the Registrant is actively seeking to recruit employees capable of implanting its proposed business plans, as well as of related independent contractors and other consultants. In the latter regard, pursuant to the Qest Agreement, Qest will be responsible for assembling and supervising teams of independent contractors to assist the Registrant in every aspect of its operations during the pendency of such agreement, thereby hopefully limiting the Registrant’s employment related expenses.

Competitive business conditions and the Registrant’s competitive position in the industry and methods of competition

While the Registrant knows of no other company currently combining the four different segments of its proposed business plan, many experienced and very well-funded companies are involved in each such segment in which the Registrant proposes to participate and, ironically, many of them, or of their nature, are companies with which the Registrant will need to establish relationships in order to succeed in its proposed lines of businesses. Competitors will include investment banking firms, venture capital firms, the consulting branches of major auditing and law firms. Additionally, given the nature of the competition, the Registrant will probably have to engage in riskier and less developed acquisition ventures with less seasoned companies and in each such case the acquired companies will probably also be faced with intense competition. While the Registrant will seek niche industries where competition is not as intensive, there is no assurances that it will initially be able to successfully compete at any level.

Item 1A.	Risk Factors.

Although smaller reporting companies like the Registrant are not required to respond to this item, the Registrant has elected to do so in the interest of full disclosure.

General

The following risk factors relating to the Registrant, the industries in which it operates, general economic factors together with the other information and financial data available concerning the Registrant, its history and its activities which is available through the Securities and Exchange Commission’s (the “Commission”) EDGAR system, available at the Commission’s Internet web site (www.sec.gov) should be carefully considered.

Historical Failure to Comply with Reporting Obligations

Since 2015 the Registrant has been unable to comply with its reporting obligations under Sections 13 and 15(d) of the Exchange Act due to lack of resources and problems with accounting for “toxic notes” entered into by prior management. Current management has eliminated all debt under such toxic notes and the Registrant has raised funds to help correct filing deficiencies with the Commission which it intends to do in reverse chronological order as it deems the most recent information to be the most relevant. While future compliance with all legal obligations is a major priority of the Registrant’s current management, no assurances can be provided, given its limited current operations that the Registrant will be financially capable of complying with its reporting obligations in the future. Failure to comply with reporting obligations to the Commission severely limits the liquidity of the Registrant’s securities and subjects the Registrant to possible regulatory actions.

Development Stage Company

The Registrant is classified, for accounting purposes, as a development stage company.

Dependence on Future Financing

The proceeds currently available to the Registrant are very limited and sufficient only to start to bring the Registrant current with its reporting obligations under the Exchange Act, to discharge all debt other than that created pursuant to a proposed limited offering of up to $250,000 in debt securities (as well as up to an additional $250,000 in equity securities and up to an additional $600,000 upon exercise of conversion rights and warrants) and to seek a new management team necessary to reinitiate operations. Implementation of its ambitious development plans will require significant additional capital which the Registrant will seek during the next three years through limited or public offerings of at least $25,000,000. However, there can be no assurance that the Registrant will succeed in obtaining such additional proceeds.

Control of the Registrant.

Under any reasonably anticipated circumstances, Qest, an Affiliate of the Registrant controlled by its management, will for the foreseeable future, control enough votes through its ownership of Series A Super Majority Preferred Stock (5,000,000,000 votes as well as Class B Convertible Preferred Stock (over 2,000,000,000 votes), to control all corporate action, including, without limitation, election of directors, amendment of its articles of incorporation, etc.

Potential Future Sales Pursuant To Rule 144.

Approximately 2,938,482,793 of the 3,545,540,022 outstanding shares of the Registrant’s Common Stock as of October 31, 2020 issued to the Current Stockholders were free trading. 607,057,229 shares are restricted securities and may be publicly sold only if registered with the Securities and Exchange Commission and appropriate state regulatory authorities, or are sold in reliance on applicable exemptions from federal and state registration requirements. The sale of the Registrant’s securities into public markets will increase the amount of the Registrant’s securities available for public purchase and consequently, may adversely affect the market price for the Registrant’s Common Stock, should a trading market therefore be maintained.

Limitation of Liability and Indemnification of Officers and Directors

Officers and directors of the Registrant are required to exercise good faith and high integrity in the management of its affairs. The Registrant’s certificate of incorporation and bylaws, however, provide, that the officers and directors will have no liability to the shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct, knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from a transaction under their control. As a result its securities holders have more limited rights of action than he, she or it would have had if such provision were not present. The Registrant’s certificate of incorporation and bylaws also provide for the indemnification by the Registrant of its officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate the Registrant’s business or conduct its internal affairs, provided that in connection therewith they reasonably believe them to be in, or not opposed to, the best interests of the Registrant, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Trading Market for the Registrant’s Securities

Due to the difficulties experienced by the Registrant during the past five years with reference to compliance with its reporting requirements under the Exchange Act and the demise of its business operations during 2015 (when prior management left it as a deeply indebted shell), the Registrant’s securities have only traded over the Pink Open Market (operated by the OTC Markets Group), the lowest and most speculative tier of the three marketplaces for the trading of over-the-counter stocks. As the Registrant becomes current in its securities reporting requirements and begins implementation of its new business model, its management will endeavor to move trading of its securities to more closely regulated and exigent markets, aspiring by the end of 2021 to have its securities traded on the OTCQX®, the top tier over the counter marketplace where many of the biggest and best over the counter companies trade. All issuers there are required to meet both financial and reporting criteria and to undergo a management review. They must also be sponsored by an accredited third-party investment bank or attorney adviser. Approximately 370 securities trade on this marketplace. If the Registrant’s business plans prove as successful as management hopes, it subsequently aspires to list its securities for trading in one of the major exchanges (i.e., the NYSE or NASDAQ). Aspirations, of course, are not always realized, despite best efforts, and thus, no assurances can be provided that the Registrant will be successful in improving the markets on which its securities trade.

Dividends

The Class B Convertible Preferred Stock is entitled to dividends on a preferential basis compared to the Common Stock, however, the Registrant has never paid dividends on its Capital Stock and the payment of dividends in the future rests within the discretion of the Registrant’s Board of Directors. Payment of cash dividends will depend on the existence of substantial earnings, the Registrant’s financial requirements and other factors. The Registrant’s current business plans call for the distribution of dividends in the form of securities of future subsidiaries that desire to spin out and become independent public companies as well as distributions of annual profits generated by its proposed Business Development Company subsidiary, however, no assurances can be provided that the Registrant will attain success in such endeavors.

Competition

All of the fields in which the Registrant intends to engage contain active and well capitalized competitors, including major national concerns. Consequently, the Registrant’s management cannot provide assurances that it will be able to compete for acquisitions, labor, supplies, trademarks or customers against the marketing ability of other established competitors. See prior discussion of competition in Item 1.

Government Regulation.

The Registrant is subject to applicable provisions of federal and state securities laws, especially with reference to periodic reporting requirements. Operation of a Business Development Company through a subsidiary will involve significant additional regulation as will the creation, development and funding of a SPAC. The operations of the Registrant’s subsidiaries will be subject to regulation normally incident to business operations (e.g., occupational safety & health acts, workmen’s compensation statutes, unemployment insurance legislation and income tax and social security related regulations). The Registrant’s operations are expected to be highly dependent on its protection under and compliance with state and federal laws regulating intellectual property rights, including copyrights, patents, service marks, trademarks and trade secrets. Although the Registrant will make every effort to comply with applicable regulations, it can provide no assurance of its ability to do so, nor can it predict the effect of these regulations on its proposed activities. Failure of the Registrant to comply with applicable laws, regulations or rules of sanctioning bodies could have a materially adverse impact on the business of the Registrant.

Need for Additional Financing

The Registrant’s proposed development plans require additional financing for formation of a Business Development Company and a SPAC as well as in conjunction with anticipated acquisitions, increased marketing and further product development and the Registrant may encounter difficulty obtaining required funds. Even if financing were to become available there can be no assurance that it would be available on satisfactory terms or that the Registrant would thereafter be successful.

Reliance upon Key Personnel

The success of the Registrant is currently dependent upon the continuing availability of its current officers, Hermann Burckhardt and Thomas Jaspers and its relationship with its affiliate which they control, Qest. The Registrant does not currently maintain key man life insurance for anyone and there can be no guarantee that its current positive relationship with Qest will be maintained. Notwithstanding the foregoing, as disclosed in Item 1, the Registrant is currently involved in materially supplementing its management and the members of its boards of directors and advisors and in anticipation thereof, will use its best efforts to obtain officers and directors liability insurance and has adopted qualified incentive stock option plans and non-qualified incentive stock option plans in order to incentivize potential candidates. At such time as current management believes that the Registrant has recruited appropriate supplemental management, directors and advisors, its current members intend to resign and to participate with the Registrant through their roles in Qest, where current management of the Registrant also serves as officers and directors. Notwithstanding the best efforts and good faith of current management however, no assurances can be provided that its quest for replacement management will prove successful or that even if successful, replacement management, directors and advisors will perform as anticipated.

Potential Conflicts of Interest

The Registrant’s current officers hold all of the seats on the Registrant’s Board of Directors and also, through their control of Qest, control a majority of the votes appurtenant to the Registrant’s voting securities. Consequently, they will be in a position to control their own compensation and to approve dealings, if any, by the Registrant with other entities with which they are also involved. Although the Registrant’s Principals intend to act fairly and in full compliance with their fiduciary obligations, there can be no assurance that the Registrant will not, as a result of the conflict of interest described above, sometimes enter into arrangements under terms less beneficial to the Registrant than it could have obtained had it been dealing with unrelated persons. It is in part because of the foregoing that the Registrant’s current management intends to resign at such time as suitable replacements are recruited and assume their offices.

No Independent Members of the Registrant’s Board of Directors

Because both of the current members of the Registrant’s Board of Directors are officers and controlling stockholders there are no independent members such as would be required for audit, nomination and compensation committees should the Registrant seek to list its securities on major exchanges, nor to assure by their presences and their votes that conflicts of interest would be independently resolved. The Registrant has chartered a board of advisors (see “Board of Advisors”) from which it eventually hopes to recruit competent, talented and well connected independent members for its Board of Directors, however, because the Registrant’s current directors have a majority of votes at any stockholders meetings, they would have the ability to prevent the election of any person of whom they did not approve. The Board of Advisors will have committees including independent members to deal with audit and compensation matters but all recommendations of the Board of Advisors must be approved by the Registrant’s Board of Directors, thus, to some extent, negating the impact of such committees. Notwithstanding the foregoing, as disclosed above, the Registrant is currently seeking qualified additional directors, one third of whom are expected to be independent thus remedying the foregoing situation. No assurances, however, can be provided, given the Registrant’s precarious financial position, that such efforts will prove successful.

Item 2.	Properties.

The Registrant neither owns not leases any real property. It shares offices facilities with its Parent and strategic consultant Qest Consulting Group, Inc. in Boca Raton, Florida, temporarily on a rent free basis. It is anticipated that it will continue to share such facilities with Qest until its new management and board of directors assume their offices at which time appropriate facilities will be leased. Given that the search for new corporate personnel is national in scope, it is not possible at this time to predict where the Registrant’s offices will be located once new management assumes control. It is anticipated that Puget will share office expense equally with Qest at such time as funds become available for such purpose.

Item 3.	Legal Proceedings.

During November and December of 2015 two law suits were filed in the United States District Court for the Southern District of New York (Case No. 15-cv-08860 entitled Adar Bays LLC v Puget Technologies Inc. and Hermann Burckhardt and Case No. 15-cv-09542 entitled Union Capital LLC v Puget Technologies Inc. and Herman Burckhardt) against the Registrant and its management by the holders of two of the Registrant’s 8% convertible notes issued by prior management and repudiated by the Registrant’s current president as invalid “toxic notes” (the “Convertible Notes”). Because the Registrant had been left by prior management without funds, the Registrant was unable to contest the litigation and both cases were settled with the Registrant’s allegations formally withdrawn and the cases settled during May through July of 2017, subject to the courts’ continuing jurisdiction to enforce the terms of the settlement agreements. In all cases involving the Convertible Notes, the Registrant was contractually and judicially deprived of the ability to contest the validity of conversions and subsequent sales of Common Stock by being required to honor irrevocable written instructions to its transfer agent issued by prior management. As a material subsequent event, by January 31, 2021, the 8% Convertible Notes payable have been either converted, paid or otherwise resolved, consequently, the Registrant is no longer indebted under the terms of any of the aforementioned notes nor is there is any outstanding or threatened related litigation. thus, as of the date of this annual report, the Registrant is subject to no legal proceedings nor does its management know of any basis for any material legal proceedings against the Registrant.

ITEM 4.	MINE SAFETY DISCLOSURES

Not currently applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities.

Market information.

The Registrant’s Common Stock is traded over the Pink Open Market under the trading symbol “PUGE”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The current transfer agent for the Registrant’s securities is Issuer Direct Corporation with offices at One Glenwood Ave, Suite 1001; Raleigh, North Carolina 27603. Its telephone number is 1.919.481.4000; its fax number is +1.919.481.6222; and, its email address is info@issuerdirect.com.

Trading Market for the Registrant’s Securities

Due to the difficulties experienced by the Registrant during the past five years with reference to compliance with its reporting requirements under the Exchange Act and the demise of its business operations during 2015 (when prior management left it as a deeply indebted shell), the Registrant’s securities have only traded over the Pink Open Market (operated by the OTC Markets Group), the lowest and most speculative tier of the three marketplaces for the trading of over-the-counter stocks. As the Registrant becomes current in its securities reporting requirements, filing of tax returns and elimination of existing debt, and as it begins implementation of its new business model, its management will endeavor to move trading of its securities to more closely regulated and exigent markets, aspiring by the end of 2021 to have its securities traded on the OTCQX®, the top tier over the counter marketplace where many of the biggest and best over the counter companies trade. All issuers there are required to meet both financial and reporting criteria and undergo a management review. They must also be sponsored by an accredited third-party investment bank or attorney adviser. Approximately 370 securities trade on this marketplace. If the Registrant’s business plans prove as successful as management hopes, it subsequently aspires to list its securities for trading in one of the major exchanges (i.e., the NYSE or NASDAQ). Aspirations, of course, are not always realized, despite best efforts, and thus, no assurances can be provided that the Registrant will be successful in improving the markets on which its securities trade.

Price Range of Common Stock

The following chart discloses the high and low closing transaction reports the Registrant’s common stock, as reported in the Pink Open Market (operated by the OTC Markets Group) for the calendar quarters indicated. These quotations were obtained from market makers, are between dealers and do not include retail mark-ups, mark-downs or other fees and commissions.

Quarter ended	Low close	High close

January 31, 2019	0.0003	0.0009
April 30, 2019	0.0002	0.0006
July 31, 2019	0.0002	0.0004
October 31, 2019	0.0001	0.0003
January 31, 2020	0.0001	0.0002
April 30, 2020	0.0001	0.0002
July 31, 2020	0.0001	0.0003
October 31, 2020	0.0001	0.0008

Shares Eligible for Future Sale

Of the 4,990,000,000 shares of the Registrant’s Common Stock authorized, there were 4,745,728,041 shares outstanding as of January 31, 2021 of which 4,029,562,810 are free trading shares, 10,515,472 are held in reserve accounts pending release, and the additional 233,756,487 are possibly eligible for sale as free trading shares under the exemption from registration provided by Section 4(a)(1) of the Securities Act.

None of the shares of Class B Convertible Preferred Stock heretofore issued have been registered under Section 5 of the Securities Act, rather, they were issued pursuant to the exemptive provisions of Sections 3(a)(9) or 4(a)(2) thereof as either exchanges of securities of the same issuer without payment of any additional compensation. Additionally, it is anticipated that some will be issued in an anticipated limited offering expected to be effected in reliance on Rule 506(b) of Regulation D promulgated under authority of Section 4(a)(2) of the Securities Act. Consequently, there is currently no public market for the Registrant’s Class B Convertible Preferred Stock. However, such shares are convertible into Common Stock after December 31, 2021 on a one for ten basis (ten shares of Common Stock for every share of Class B Convertible Preferred Stock) and such conversion rate will not be reduced without the consent of the holders of a majority of the Class B Convertible Preferred Stock despite any recapitalization (e.g., reverse stock splits of the Common Stock). There are currently 3,001,904 shares of Class B Convertible Preferred Stock outstanding of 5,000,000 authorized which would, after one year following their issuance but no earlier that January 1, 2022, be convertible into 30,000,000 shares of Common Stock. If all of the unit components of the securities which it is currently anticipated may be offered pursuant to the contemplated limited offering described above were sequentially converted into Common Stock, a right they all ultimately share, then up to an additional 9,796,875 shares of Common Stock would be outstanding, although, because the conversion rights of the Class B Convertible Preferred Stock are subject to rights limiting the effects of reverse splits of the Common Stock, in the event of a reverse split of the Common Stock the number of shares of Common Stock into which the Class B Convertible Preferred Stock could be converted would remain constant and thus the percentage ownership of Common Stock as a class would increase in favor of the Class B Convertible Preferred Stock subsequently exercised.

In conjunction with the contemplated limited offering discussed above, the Registrant has authorized a class of two year, 5% convertible subordinated debentures denominated as the “Series 2021 Class B Preferred Convertible, Subordinated Debentures” as well as warrants to purchase shares of the Class B Convertible Preferred Stock (Warrants”). The Series 2021 Class B Preferred Convertible, Subordinated Debentures are convertible into shares of Class B Convertible Preferred Stock and the Warrants are, of course, exercisable for shares of the Class B Convertible Preferred Stock and in both cases, that stock is in turn convertible into shares of the Registrant’s Common Stock as described above. Conversion and exercise of all such securities could result in the issuance of up to an additional 958,334 shares of Class B Convertible Preferred Stock, in turn convertible into an additional 9,583,334 shares of Common Stock (but unaffected by any reverse splits, etc.).

The Registrant is considering the issuance of a dividend to the holders of the Registrant’s Common Stock in shares of the Class B Convertible Preferred Stock and in such event, provided the Registrant complies with Commission Rule 10b-17 under the Exchange Act and related requirements of FINRA, it is possible but not assured that a public market could develop for the Class B Convertible Preferred Stock. If a public market for the Class B Convertible Preferred Stock should develop, holders could only sell their Shares of Class B Convertible Preferred Stock into such market if they were first registered with the Commission pursuant to Section 5 of the Securities Act or an exemption from such registration requirement were available.

The principle exemption from registration requirements for resales of securities is provided by Section 4(a)(1) under the Securities Act for transactions made by persons who are not issuers, underwriters or dealers and thus not involved in a “distribution”. That in turn requires a subjective determination that when acquired, it was not the intent of the recipient to immediately resell the subject securities. Because significant uncertainty existed as a result of Commission interpretations and judicial decisions, the Commission promulgated Rule 144, a specific, non-exclusive rule concerning transactions in reliance on Section 4(a)(1) under the Securities Act in the form of a “safe harbor”. Safe harbor means that although not mandatory, compliance with the conditions of the rule assure that the Section 4(a)(1) exemption has been complied with. The requirements for compliance with Rule 144 differ substantially depending on whether or not the Seller is an Affiliate and depending on the nature of the issuer. Rule 144 is not available for securities of issuers that have become “shell” companies, such as the Registrant, until one year after they have ceased to be “shell” companies. Additionally, they are not available for issuer’s such as the Registrant that are delinquent in their filing obligations with the Commission until one year after they have become current. Because Rule 144 is not the exclusive method for complying with Section 4(a)(1) of the Securities Act, holders in substantial compliance with such rule can still resell their securities relying on what has come to be known as the Section 4(1½) exemption. However, broker dealers and market makers much prefer transaction in full compliance with Rule 144 and Section 4(1½) transactions are more expensive and time consuming, generally requiring legal opinions based on detailed affidavits concerning prior transactions and associations with the issuer.

Whether relying on Rule 144 or the Section 4(1½) exemption, before restricted securities can be publicly sold, they must be held for a certain period of time now varying between six months for non-Affiliates of a reporting issuer current in its reporting obligations, to one year. In either case, there must be adequate current information about the issuing company publicly available before the sale can be made. For reporting companies, this generally means that the companies have complied with the periodic reporting requirements of the Exchange Act. For non-reporting companies or delinquent reporting companies, that means that certain company information, including information regarding the nature of its business, the identity of its officers and directors, and its financial statements, is publicly available.

There are additional requirements for Affiliates of the issuer. The quantity of securities that an affiliate can sell during any three-month period cannot exceed the greater of 1% of the outstanding shares of the same class being sold, or if the class is listed on a stock exchange, the greater of 1% or the average reported weekly trading volume during the four weeks preceding the filing of a notice of sale on Form 144. Over-the-counter stocks such as those of the Registrant can only be sold using the 1% measurement. Furthermore, sales must be handled in all respects as routine trading transactions, and brokers may not receive more than a normal commission. Neither the seller nor the broker can solicit orders to buy the securities. Finally, a notice on Commission Form 144 must be filed for transactions relying on Rule 144 if the sale involves more than 5,000 shares or the aggregate dollar amount is greater than $50,000 in any three-month period. It is not anticipated that any of the Subscribers to this Limited Offering will be Affiliates of the Registrant unless all the Units are not subscribed and become available for Affiliate purchases.

Penny Stock Rules

The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges). The Registrant’s currently trading shares of Common Stock constitute a penny stock under the Exchange Act. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by a purchaser for the purpose of selling his or her shares in the Registrant will be subject to Rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, most broker-dealers will refuse to attempt to sell penny stocks.

The penny stock rules require a broker-dealer, prior to a transaction not otherwise exempt to deliver a standardized risk disclosure document which contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading; contains a description of the broker’s or dealer’s duties to customers and the rights and remedies available to customers with respect to a violation of such duties or other requirements of the Exchange Act; contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price; contains a toll-free telephone number for inquiries on disciplinary actions; defines significant terms in the disclosure document or in the conduct of trading penny stocks; and, contains other information and is in such form (including language, type, size and format) as the Commission requires by rule or regulation.

The broker-dealer must also provide potential purchasers prior to effecting any transaction in a penny stock, its bid and offer quotations; the compensation to be paid to the broker-dealer in the transaction; the number of shares to which such bid and ask prices apply, other comparable information relating to the depth and liquidity of the market for such stock; and, monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. Such disclosure requirements reduce the trading activity in the secondary market for the Registrant’s stock because it is currently subject to the penny stock rules.

Holders of the Registrant’s Equity Securities

Of the 4,990,000,000 shares of the Registrant’s Common Stock authorized, there are 4,745,728,041 shares outstanding as of January 31, 2021 of which 4,029,562,810 are free trading shares, 10,515,472 are held in reserve accounts pending release, and the additional 233,756,487 are possibly eligible for sale as free trading shares under the exemption from registration provided by Section 4(a)(1) of the Securities Act. In addition, there are 500,000 shares of Series A Super Voting Preferred Stock authorized and outstanding all of which are held by Qest, and 3,001,904 shares of Class B Convertible Preferred Stock outstanding of 5,000,000 shares authorized, all held by Qest and Alpere, Inc., a Colorado corporation, and Alejandro Funes, Esquire. All shares held by Qest are attributable to the Registrant’s current officers and directors who control Qest.

Dividend Policy

Cash Dividends

The Class B Convertible Preferred Stock includes among its attributes a preference in payment of cash dividends as follows:

The holders of Class B Convertible Preferred Stock shall be entitled to receive dividends or distributions on a pro rata basis according to their holdings of shares of Class B Convertible Preferred Stock when and if declared by the Board of Directors of the Registrant in the sum of twenty (20%) percent of the Corporation’s net, after tax profits per year. Dividends shall be paid in cash. Dividends shall be cumulative. No cash dividends or distributions shall be declared or paid or set apart for payment on the Common Stock in any calendar year unless cash dividends or distributions on the Class B Convertible Preferred Stock for such calendar year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest.

Nonetheless, the Registrant has never paid any cash dividends and there can be no assurance that funds for payment of dividends will ever be available, or that even if available. The payment of dividends in the future will depend on the existence of substantial earnings, the Registrant’s financial requirements and other factors.

Stock Dividends

The Registrant is considering the possibility of declaring d a stock dividend to the holders of the Registrant’s Common Stock in shares of the Class B Convertible Preferred Stock and in such event, provided the Registrant complies with Commission Rule 10b-17 under the Exchange Act and related requirements of FINRA, it is likely but not assured that such a market could develop, provided the shares had been held for a period of at least one year or were registered under the Exchange Act.

The Registrant’s current business plan includes a program for promising privately held operating companies that eventually want to attain publicly traded status but realize that subjection to regulation under federal and state securities laws as well as involvement with investors and the investment banking community has as many pitfalls as benefits and thus justify a period of supervised mentoring. After a two-and-a-half year period as subsidiaries of the Registrant during which time the subsidiary’s management would learn the intricacies of being regulated under state and federal securities laws, the subsidiary’s original stockholders or their successor’s in interest would, if they so elect, have the right to spin out as independent public companies by having 15% of their common stock transferred as a stock dividend to the Registrant’s stockholders, registered for such transfer with the Commission pursuant to Section 5 of the Securities Act making them reporting companies with the Commission pursuant to Sections 13 and 15(d) of the Exchange Act. In the event the original stockholders could not or did not elect to exercise their spinout rights, the Registrant would elect to either retain the operating subsidiary as wholly owned, or, spin it out in whole or in part to its stockholders through a registered dividend distribution procedure similar to the one described above anyway.

If the Registrant is successful in the foregoing, then periodic stock dividends would be effected. However, there is no assurance that the Registrant’s proposed plans will come to fruition or that, even if they did, the spun off subsidiaries would be successful as independent entities and even if they were, that such success would result in favorable stock prices.

Dividends through Business Development Company Subsidiary

Additional current plans of the Registrant call for it to form and operate a Business Development Company through a subsidiary. Because business development companies are regulated investment companies, they must distribute over 90% of their profits to stockholders. While they don’t pay corporate income tax on profits before they distribute them to shareholders, stockholders receiving dividends will pay taxes on them at their tax rate for ordinary income. If the Registrant is successful in forming and operating a Business Development Company, then its stockholders would receive periodic stock or cash dividends, however, there are no assurances that the Registrant will be successful in forming a Business Development Company and even if it is, that such subsidiary would be successful.

Caveat

Notwithstanding the Registrant’s aspirations as disclosed above, there is no assurance that they will be attained and thus, no assurances that the Registrant will ever pay any cash or stock dividends, despite its current plans.

Securities authorized for issuance under equity compensation plans.

As of October 31, 2020, the Registrant had no equity compensation plans in place other than commitments under its employment agreement with its president, Hermann Burckhardt and with Qest (see “Item 13, Certain Relationships and Related Transactions, and Director Independence - Agreement with Qest; Agreement with Messrs. Burckhardt, Jaspers and Alpere, Inc.”).

The terms of Mr. Burckhardt’s employment agreement with the Registrant (as reported on a current report filed with the Commission on October 1, 2015) call for him to retain a preemptive right to 10% of the Registrant’s capital stock but, due to required reserves for the Conversion Notes discussed above and an inadequate quantity of authorized capital stock, Mr. Burckhardt has never received the capital stock to which he is contractually entitled. Mr. Burckhardt has assigned his rights to such compensation to Qest.

Pursuant to its consulting agreement with the Registrant, as disclosed in a current report on Form 8-K filed with the Commission on October 15, 2020, during the initial three year term of the Qest Agreement, Qest is entitled to receive:

“Incentive Non-Qualified Stock Options” (as that term is defined for purposes of the Internal Revenue Code entitling Qest to purchase 4.9% of the Registrant’s outstanding and reserved securities (measured assuming exercise of all of the Incentive Non-Qualified Stock Options) of every kind which the Registrant is authorized to issue, at an exercise price equal to 110% of the fair market price of the underlying securities on the date of grant and, if no trading market exists for the Registrant’s securities on such date, at an exercise price equal to 110% of the book value of the applicable securities on such date, and, if no book value exists for the Registrant’s securities on such date, at an exercise price equal to 110% of the par value of the applicable securities on such date. The Incentive Non-Qualified Stock Options would be entitled to preemptive rights and thus, any time the Registrant issues additional securities during the term of the Qest Agreement or renewals thereof, additional Incentive Non-Qualified Stock Options shall concurrently be issued to Qest in an amount equal to 4.9% of the additional securities issued. The Incentive Non-Qualified Stock Options and the securities issuable on exercise thereof shall be included in any registration or qualification statements filed by the Registrant with the Commission or any state securities regulatory authorities, registering any of its securities for sale or distribution. The Registrant has been informed by Qest that, subject to compliance with applicable legal requirements, a portion of the Incentive Non-Qualified Stock Options to be issued to Qest would probably be transferred by Qest its officers, directors, employees or to third party independent contractors, all of whom would assist Qest in the performance of its duties to the Registrant.

For the same reasons that securities due to the Registrant’s president have not been issued, Qest has deferred its right to receipt of the foregoing until such time as the Registrant’s authorized capitalization is adequate to both its current requirements and issuance of the subject securities.

Equity securities of the Registrant sold by the Registrant during the period commencing on November 1, 2019 and ending on October 31, 2020

The only securities sold by the Registrant during the period commencing on November 1, 2019 and ending on October 31, 2020 involved conversion of preexisting debt securities and debts in each case in reliance on the exemptions from registration requirements provided by Section 3(a)(9) of the Securities Act. In conjunction therewith, the Registrant designated 5,000,000 shares of its Preferred Stock, $0.001 par value as Class B Convertible Preferred Stock and issued 3,000,000 of such shares to Qest and Alpere, Inc., in a debt to equity conversion involving $3,282,695.69. In addition, 118,839,180 shares of its Common Stock were issued upon exercise of conversion rights pertaining to its 8% Convertible Notes. The Registrant has never made repurchases of its securities although, subject to availability of funds, it may do so in the future in order to obtain securities for equity compensation plans ratified by the shareholders. As a subsequent event, an additional 1,904 shares of Class B Convertible Preferred Stock were issued during January of 2021 to Alejandro Funes, Esquire, an attorney who had performed legal work for the Registrant.

Item 6.	Selected Financial Data.

Because the Registrant is a smaller reporting company as defined by Item §229.10(f)(1), i.e., an “issuer that is not an investment company, an asset-backed issuer (as defined in § 229.1101), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that … [h]ad a public float of less than $250 million, it is not required to respond to this item and has elected not to do so. The Registrant’s election is based in part on the fact that its limited operations during the period involved minimized the relevancy of such information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Background and Business Overview

This section of the annual report includes a number of forward-looking statements that reflect the Registrant’s current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or predictions.

The Registrant’s financial statements are stated in United States dollars (USD or US$) and are prepared in accordance with United States generally accepted accounting principles. All references to “common stock” refer to the common shares in its capital stock.

Reference is made to the disclosure contained in Item 1, Description of Business. Going forward, the Registrant intends to seek, investigate and, if such investigation warrants, engage in business combinations with private entities whose businesses present opportunities for its shareholders, to organize a business development company and to organize one or more special purpose acquisition companies as heretofore described with respect to the Registrant’s current business plans. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or that any transactions will be consummated. The Registrant may seek investors to purchase its securities in order to provide it with capital to fund its operations. Thereafter, it will seek to establish or acquire businesses or assets with additional funds raised either through the issuance of its debt or equity securities or by traditional or non-traditional forms of borrowing. There can be no assurance that additional capital will be available to the Registrant at all or on acceptable terms. The Registrant does not currently have any binding agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since it has no such arrangements or plans currently in effect, its inability to raise funds would have a severe negative impact on its ability to remain viable.

The Registrant does not expect to generate any revenues over the next 12 months unless it is able to enter into a business combination with an operating company. Its principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for its shareholders. During the next 12 months the Registrant anticipates incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination. It believes that it will be able to meet such costs through use of funds loaned by or invested by its stockholders, management or other investors. The Registrant currently has no material debts other than advances from its officers, directors and Qest and expenses incurred in the ordinary course of business, e.g., transfer agency fees. It estimates that, assuming it does not complete a business combination, the level of working capital needed for general and administrative costs for the next twelve months will be approximately $100,000. However, this estimate is subject to change, depending on the number of transactions in which the Registrant ultimately becomes involved.

The Registrant intends to contract out certain technical and administrative functions on an as-needed basis in order to conduct its operating activities. Its management, with the assistance of Qest, will select and hire such contractors and manage and evaluate their work performance.

The Registrant has no revenues and limited cash on hand. The Registrant has sustained losses since inception. The Registrant has never declared bankruptcy, been in receivership, nor is it currently involved in any kind of legal proceeding. It does not currently have any subsidiaries although it is anticipated that it will operate as a holding company through subsidiaries in the future.

Results of Operations

Year Ended October 31, 2020 Compared to Year Ended October 31, 2019

The Registrant did not have any material operations in either 2020 or 2019 thus all its costs and expenses were related to maintaining its corporate existence.

Revenues and Other Income

During the years ended October 31, 2020 and 2019, the Registrant did not realize any revenues from operations.

Operating Expenses

The Registrant had operating expenses during 2020 and 2019 of costs related to maintenance of its corporate existence which were $1,378,110 and $605,667, respectively.

Net Losses

As a result of the foregoing, the Registrant incurred a net loss $1,378,110 and $605,667 for 2020 and 2019, respectively

Liquidity and Capital Resources

As of the date of this report, the Registrant had yet to generate any revenues from its business operations. At October 31, 2020 and 2019 the Registrant had cash on hand of $55 and $97, respectively. The Registrant anticipates that its current liquidity is not sufficient to meet the obligations associated with being fully reporting with the Commission. To date, the Registrant has managed to keep its monthly cash flow requirement low for two reasons. First, its officers have not received any cash for any accrued wages and second, the Registrant has been operating from the home offices of its officers or from facilities made available to it by Qest.

The Registrant currently has no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on its financial condition or immediate access to capital. All of the cash receipts for 2020 and 2019 were provided by its officers and by its parent company, Qest.

The Registrant’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate its continuation as a going concern. The Registrant has not yet generated any revenue and has incurred losses to date of $6,066,566. In addition, at October 31, 2020 its current liabilities exceeded its current assets by $324,092. Such factors raise substantial doubt about the Registrant’s ability to continue operating as a going concern. The Registrant’s ability to continue its operations as a going concern, to realize the carrying value of its assets, and to discharge its liabilities in the normal course of business is dependent upon its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations. As a material subsequent event, since October 31, 2020, the Registrant has eliminated all of its long term debt and its current liabilities as of the date of this report ($95,619) are all owed to Qest or to its officers and directors.

Cash Flows

For 2020 and 2019, the Registrant had a deficit cash flow of $55 and $97, respectively.

Investing Activities

The Registrant did not use any funds for investing activities during the years ended October 31, 2020 and 2019.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that the Registrant adopts as of a specified effective date. The Registrant believes that the impact of recently issued standards that are not yet effective may have an impact on its results of operations and financial position. For a description of the Registrant’s recent accounting pronouncements, see “Note 2 – Summary of Significant Accounting Policies”.

Critical Accounting Policies

The Registrant’s financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Registrant regularly evaluates the accounting policies and estimates that it uses use to prepare its financial statements. A complete summary of such policies is included in the notes to the Registrant’s financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from estimates made by management.

The financial statements evaluate the Registrant’s continuation as a going concern. The Registrant has not as yet generated any revenue and has incurred losses to date of $6,066,566. In addition, the Registrant’s liabilities as of October 31, 2020 exceeded its current assets by $324,092. To date, the Registrant has funded its operations through advances from stockholders, the sale of equity securities (i.e., Common and Preferred Stock) and through the issuance of the 8% Convertible Notes (see Item 1, Business). The Registrant intends to finance development activities and short term working capital needs largely from the sale of its equity and debt securities with additional funding from other traditional financing sources until such time as funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about the Registrant’s ability to continue operating as a going concern. The Registrant’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

Off-Balance Sheet Arrangements

The Registrant has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its shareholders.

Contractual Obligations

During the last five years, due to the unavailability of funds to pay for required accounting, audits and related legal fees the Registrant has been unable to comply on a timely basis with its reporting obligations under the Exchange Act and briefly during this year, with its reporting obligations under the corporate law of the State of Nevada. Such lack of liquidity was directly related to the failure of the Registrant’s original business operations for which it incurred previously reported material obligations to a number of investors that provided loans to the Registrant in the form of the 8% Convertible Notes (see Item 1, Business). Based on the foregoing, during October of this year the Registrant determined that it required substantial assistance to bring its reporting obligations current, to settle its outstanding liabilities and to explore and implement new business opportunities and thus negotiated a three year retainer and consulting agreement with Qest (see “Item 13, Certain Relationships and Related Transactions, and Director Independence - Agreement with Qest; Agreement with Messrs. Burckhardt, Jaspers and Alpere, Inc.”).

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Because the Registrant is a smaller reporting company as defined by Item §229.10(f)(1) [i.e., an “issuer that is not an investment company, an asset-backed issuer (as defined in § 229.1101), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that … [h]ad a public float of less than $250 million], it is not required to respond to this item and has elected not to do so. The Registrant’s election is based in part on the fact that because of its limited operations during the period the information requested is not applicable.

Item 8.	Financial Statements and Supplementary Data.

Puget Technologies, Inc.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED OCTOBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Puget Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Puget Technologies, Inc. as of October 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2015

Lakewood, CO

February 12, 2021

Puget Technologies, Inc.

Balance Sheet

	October 31, 2020	October 31, 2019
	(Audited)	(Audited)
Assets
Current assets:
Cash	$55	$97
Total current assets	55	97
Total assets	$55	$97

Liabilities
Current liabilities:
Accounts payable and accrued expenses	36,971	33,431
Accrued wages	—	1,332,000
Related party debt	120,964	475,314
Current portion of Notes Payable	99,674	813,180
Accrued interest on Current portion of Notes Payable	66,538	590,901
Total current liabilities	324,147	3,244,826

Long-term liabilities:
Notes payable	—	—
Total long-term liabilities	—	—

Total liabilities	324,147	3,244,826

Stockholders’ Equity
Common stock, $.001 par value;
Authorized - 2020 - 4,990,000,000, 2019 - 2,990,000,000; Issued - 2020 - 3,545,540,022, 2019 - 843,490,790	3,545,540	843,491
Preferred A - $.001 par value; Authorized and Issued - 500,000	500	500
Preferred B - $.001 par value; Authorized - 5,000,000;
Issued - 2020 - 3,001,904, 2019 - 0	3,000	—
Paid in Capital	2,193,434	599,736
Deficit accumulated during the development stage	(6,066,566)	(4,688,456)
Total stockholders’ equity/(deficit)	(324,092)	(3,244,729)
Total liabilities and stockholders’ equity	$55	$97

Puget Technologies, Inc.

Statement of Operations

	For the Year Ended	For the Year Ended
	October 31, 2020	October 31, 2019
	(Audited)	(Audited)

Sales	$—	$—

Cost of Sales	—	—

Gross profit	—	—

General and administrative expenses
Interest expense	936,177	229,621
Wages accrued for officers	433,692	366,030
Legal and professional fees	7,940	9,690
Other general and administrative	301	326
Total expenses	$1,378,110	$605,667

(Loss) from operations	$(1,378,110)	$(605,667)

Provision (credit) for taxes on income	—	—
Net (loss)	$(1,378,110)	$(605,667)

Weighted average number of shares outstanding	1,008,310,703	575,491,930

Basic earnings (loss) per common share	$(0.001367)	$(0.001052)

Puget Technologies, Inc.

Statement of Stockholders’ Equity (Deficiency)

			Preferred
	Shares	Amount	A	B	Additional Paid-In Capital	Accumulated Deficit	Total Equity

Balance, October 31, 2018	240,462,687	$240,463	$500		$1,030,901	$(4,082,789)	$(2,810,925)

Issued for debt conversions	548,207,366	548,207			(382,375)		165,832
Issued for stock compensation	54,820,737	54,821			(48,790)		6,031
Net income (loss)						(605,667)	(605,667)

Balance, October 31, 2019	843,490,790	843,491	500		599,736	(4,688,456)	(3,244,729)

Advance converted to Preferred B				3,000	2,063,348		2,066,348
Issued for debt conversions	2,456,408,393	2,456,408			(297,701)		2,158,707
Issued for stock compensation	245,640,839	245,641			(171,949)		73,692
Net income (loss)						(1,378,110)	(1,378,110)

Balance, October 31, 2020	3,545,540,022	$3,545,540	$500	$3,000	$2,193,434	$(6,066,566)	$(324,092)

Puget Technologies, Inc.

Statement of Cash Flows

	For the Year Ended	For the Year Ended
	October 31, 2020	October 31, 2019

Cash flows from operations:
Net (loss)	$(1,378,110)	$(605,667)

Adjustments to reconcile net (loss) to cash provided (used) by activities:
Stock compensation	73,692	6,031
Conversion Interest Expense	795,322	88,901
Change in current assets and liabilities:
Expenses paid by related parties	4,020	—
Accounts payable and accrued expenses	504,394	498,660
Net cash flows from operations:	(682)	(12,075)

Cash flows from financing activities:
Proceeds from sale of common stock		—
Paid in capital		—
Advances from shareholders and related parties	640	11,776
Proceeds/(Payment) of notes payable	—	—

Net cash flows from financing activities	640	11,776
Net cash flows	(42)	(299)

Cash and equivalents, beginning of period	97	396
Cash and equivalents, end of period	$55	$97

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental non-cash transaction disclosures:
Shares issued for services	$73,692	$6,031
Debt converted to equity	$3,429,733	$76,931

Puget Technologies, Inc. Notes to Financial Statements October 31, 2020

1.        Organization and Business Operations

Puget Technologies, Inc. (the “Registrant”) is a publicly held corporation incorporated in the State of Nevada on March 17, 2010, and, since May 25, 2012, when its registration statement on Form S-1 pursuant to Section 5 of the Securities Act was declared effective by the Commission, has been subject to reporting requirements pursuant to Sections 13 and 15(d) of the Exchange Act. It was initially organized to engage in the distribution of luxury wool bedding products produced in Germany. Its principal executive offices, originally in Fort Lauderdale, Florida, are currently located at 1200 North Federal Highway, Suite 200-A; Boca Raton, Florida 33432.

The Registrant has never filed for bankruptcy, receivership or similar proceedings nor, since the date of the last annual report on Form 10-K filed (for the calendar year 2014), nor has it been involved in any reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

From 2015 until July of 2020, the Registrant was inactive and without business operations. Consequently, during such period it lacked the funds required to comply with its reporting obligations under the Exchange Act. Since July of 2020, with the assistance of its Parent (“a person that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified”, Rule 405 of Commission Regulation C) and strategic consultant, Qest Consulting Group, Inc., a Colorado corporation (“Qest”), the Registrant has eliminated most of its debt and resumed filing of reports to the Commission. Most of the Registrant’s efforts during the period from 2015 until July of 2020 involved first, repudiation of the series of 8% convertible notes issued by prior management under terms which current management considered toxic (the “Convertible Notes”) but, after the Registrant and its management were sued by two of the noteholders in the United States District Court for the Southern District of New York (Case No. 15-cv-08860 entitled Adar Bays LLC v Puget Technologies Inc. and Hermann Burckhardt and Case No. 15-cv-09542 entitled Union Capital LLC v Puget Technologies Inc. and Herman Burckhardt), lacking adequate funds to defend such actions the Registrant entered into settlement agreements and until July of 2020, was active only in conjunction with seeking to discharge such liabilities. As a material subsequent event, all Convertible Note liabilities were discharged during the period from July of 2020 through January of 2021.

On October 22, 2020, the Registrant entered into a retainer and consulting agreement with Qest and in conjunction therewith, in order to induce Qest to defer cash compensation, the Registrant’s officers and directors (who are also the principal stockholders, officers and directors of Qest), contributed all of their securities in the Registrant, including rights to compensation in the form of securities, to Qest. In conjunction with its role under the Qest Agreement, Qest advanced the Registrant funds to pay for auditing and legal fees in conjunction with this annual report, to pay balances due to the Registrant’s transfer agent and to settle remaining obligations under the Convertible Notes and is temporarily providing it with office space, utilities and the use of its personnel.

The Registrant is accounting for transactions related to its prior business activities as Discontinued Operations in the financial statements. The Registrant has generated limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on March 17, 2010 through October 31, 2020 the Registrant has an accumulated deficit of $6,066,566.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Registrant will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Registrant has incurred losses since inception resulting in an accumulated deficit of $6,066,566 as of October 31, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Registrant’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Registrant generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors or third parties and or private placement of common stock.

2.        Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Registrant have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Principles of Consolidation

The Registrant does not currently have any subsidiaries.

Cash and Cash Equivalents

The Registrant considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Registrant had $55 and $97 cash and cash equivalents as of October 31, 2020 and 2019.

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

Foreign Currency Translation

The Registrant’s functional currency and its reporting currency is the United States dollar.

Fair Value of Financial Instruments

The Registrant’s financial statements consist primarily of cash, accounts payable, related party loans, and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of those instruments.

Concentrations of Credit Risks

The Registrant’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Registrant places its cash and cash equivalents with financial institutions of high creditworthiness. The Registrant’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Share-Based Expense

ASC 718, “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Registrant accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Related Parties

The Registrant follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include: a. affiliates of the Registrant; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Registrant; e. management of the Registrant; f. other parties with which the Registrant may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements will include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures will include: a. the nature of the relationship(s) involved; b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Income Taxes

The Registrant accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Registrant records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at October 31, 2020 and 2019, the Registrant did not have any amounts recorded pertaining to uncertain tax positions.

Earnings (Loss) per Share

The Registrant computes loss per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

Fiscal Periods

The Registrant’s fiscal year end is October 31.

Recently Issued Accounting Pronouncements

The Registrant has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial statements.

3.        Notes Payable

A summary of notes payable for the years ended October 31, 2020, 2019 and 2018, excluding related party transactions (see note 7), is as follows:

Notes Payable	Adar	LG	Union	Vis Vires	Shield	Total
Balance 10/31/2018	$118,000	$21,256	$128,600	$14,460	$600,000	$882,316
Conversions	(8,736)		(60,400)			(69,136)

Balance 10/31/2019	109,264	21,256	68,200	14,460	600,000	813,180

Conversions	(100,165)		(13,341)		(600,000)	(713,506)

Balance 10/31/2020	$9,099	$21,256	$54,859	$14,460	$—	$99,674

Accrued Interest

Balance 10/31/2018	$21,217	$19,594	$26,624	$3,040	$400,981	$471,456
Accruals	5,600	5,840	7,800		108,000	127,240
Conversions	—		(7,795)			(7,795)

Balance 10/31/2019	26,817	25,434	26,629	3,040	508,981	590,901

Accruals	5,600	5,840	6,710		108,000	126,150
Conversions	(27,122)		(6,410)		(616,981)	(650,513)

Balance 10/31/2020	$5,295	$31,274	$26,929	$3,040	$—	$66,538

Note Payable Adar

On February 2, 2015, the Registrant issued an unsecured 8% Convertible Redeemable Note # 1, in the amount of $75,000, which was due January 30, 2016 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum, whether at maturity or upon acceleration or by prepayment or otherwise. The principal and any accrued interest was convertible into shares of common stock at the discretion of the note holder. The conversion price was 57.5% multiplied by the Market Price (as defined therein) representing a discount rate of 42.5%. During 2015 a law suit was filed in the United States District Court for the Southern District of New York (Case No. 15-CV-08860 entitled Adar Bays LLC v Puget Technologies Inc. and Hermann Burckhardt against the Registrant and its management by Adar because successor management had repudiated the note as an invalid “toxic note”. The Registrant was unable to contest the litigation due to lack of funds and the case was settled during 2017 with the Registrant’s allegations formally withdrawn, subject to the courts’ continuing jurisdiction to enforce the terms of the settlement agreement. The Registrant recognized an additional $64,600 in debt related to the settlement. Pursuant to the terms of the settlement the Registrant was deprived of the ability to contest the validity of conversions and subsequent sales of Common Stock due to irrevocable written instructions issued by prior management to its transfer agent.

At October 31, 2018 the Registrant had a principal balance owed of $118,000 and accrued interest of $21,217. During fiscal 2019, 141,927,829 shares were issued to Adar to convert $8,736 in principal and $0.00 in accrued interest. Interest expense of $5,600 was recognized. At October 31, 2019, the Registrant had a balance principal balance owed of $9,099 and accrued interest of $5,295. During fiscal 2020, 2,112,921,739 shares were issued to Adar to convert $100,165 in principal and $27,122 in accrued interest. Interest expense of $5,600 was recognized. At October 31, 2020, the Registrant had a balance principal balance owed of $109,264 and accrued interest of $26,817. In the first quarter of fiscal 2021, 186,518,261 shares were issued to Adar to convert $9,099 in principal and $5,295 in accrued interest and a cash payment was made of $132.54. As a material subsequent event, by January of 2021, all of the Registrant’s obligations pertaining to the Convertible Notes had been discharged through conversions and a cash payment of $132.54. Over the course of this note, a total of 2,447,366,770 shares were issued and $132.54 was paid to cover $139,600 in principal and $32,417 of interest.

Note Payable LG

On February 2, 2015, the Registrant finalized a second 8% Convertible Note in the amount of $53,500, which was due January 28, 2016 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum whether at maturity or upon acceleration or by prepayment or otherwise. The principal and any accrued interest was convertible into shares of common stock at the discretion of the note holder. The conversion price was 54% multiplied by the Market Price (as defined therein) representing a discount rate of 46%. At October 31, 2018 the Registrant had a balance principal balance owed of $21,256 and accrued interest of $19,594. During fiscal 2019, interest expense of $5,840 was recognized. At October 31, 2019, the Registrant had a balance principal balance owed of $21,256 and accrued interest of $25,434. During fiscal 2020, interest expense of $5,840 was recognized. At October 31, 2020, the Registrant had a balance principal balance owed of $21,256 and accrued interest of $31,274. As a material subsequent event, during January of 2021, 52,530,000 shares were issued to LG to convert $21,256 in principal and $31,274 in accrued interest. At January 31, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0. Over the course of this note, a total of 64,142,007 shares were issued to cover $53,500 in principal and $32,746 of interest.

Note Payable Union

On February 2, 2015, the Registrant finalized a third 8% Convertible Note in the amount of $75,000, which was due January 30, 2016 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum whether at maturity or upon acceleration or by prepayment or otherwise. The principal and any accrued interest was convertible into shares of common stock at the discretion of the note holder. The conversion price was 57.5% multiplied by the Market Price (as defined therein) representing a discount rate of 42.5%.

During 2015 a law suit was filed in the United States District Court for the Southern District of New York Case No. 15-cv-09542 entitled Union Capital LLC v Puget Technologies Inc. and Herman Burckhardt) against the Registrant and its management by Union because, as in the case of Adar, successor management had repudiated the note as an invalid “toxic note”. The Registrant was unable to contest the litigation due to lack of funds and the case was settled during 2017 with the Registrant’s allegations formally withdrawn, subject to the courts’ continuing jurisdiction to enforce the terms of the settlement agreement. The Registrant recognized an additional $81,980 in debt related to the settlement, paid a forbearance payment of $8,000 in cash and transferred 5,000,000 common shares as an additional forbearance payment, of which 1,027 shares were from the Registrant and 4,998,973 were borrowed from Qest. Pursuant to the terms of the settlement the Registrant was deprived of the ability to contest the validity of conversions and subsequent sales of Common Stock due to irrevocable written instructions issued by prior management to its transfer agent.

At October 31, 2018 the Registrant had a balance principal balance owed of $128,600 and accrued interest of $26,624. During fiscal 2019, 406,279,540 shares were issued to Union to convert $60,400 in principal and $7,795 in accrued interest. Interest expense of $7,800 was recognized. At October 31, 2019, the Registrant had a balance principal balance owed of $68,200 and accrued interest of $26,629. During fiscal 2020, 343,486,654 shares were issued to Union to convert $13,341 in principal and $6,410 in accrued interest. Interest expense of $6,710 was recognized. At October 31, 2020, the Registrant had a balance principal balance owed of $54,859 and accrued interest of $26,929. During January of 2021, 733,192,576 shares were issued to Union to convert $54,859 in principal and $26,929 in accrued interest. As a material subsequent event, by January 31 of 2021, all of the Registrant’s obligations pertaining to Union had been discharged through conversions or payments. Over the course of this note, a total of 1,515,989,330 shares were issued to cover $156,980 in principal and $42,741 of interest.

Note Payable Vis Vires

On February 27, 2015, the Registrant finalized a fourth 8% Convertible Note in the amount of $50,000, which was due December 3, 2015 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum whether at maturity or upon acceleration or by prepayment or otherwise. The principal and any accrued interest was convertible into shares of common stock at the discretion of the note holder. The conversion price was 58% multiplied by the Market Price (as defined therein) representing a discount rate of 42%. At October 31, 2018 the Registrant had a balance principal balance owed of $14,460 and accrued interest of $3,040. During fiscal 2019, interest expense of $0 was recognized. At October 31, 2019, the Registrant had a balance principal balance owed of $14,460 and accrued interest of $3,040. During fiscal 2020, interest expense of $0 was recognized. At October 31, 2020, the Registrant had a balance principal balance owed of $14,460 and accrued interest of $3,040. During January of 2021, $17,500 was paid in cash to the Holder to convert $14,460 in principal and $3,040 in accrued interest. At January 31, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0. Over the course of this note, a total of 12,087,383 shares were issued to cover $20,540 in principal, and $32,500 was paid in cash to cover $29,460 in principal and $3,040 of interest.

Note Payable Shield

During 2013, the Registrant’s prior management entered into a Master Credit Agreement under which $775,000 was advanced to the Registrant. Funds advanced under the terms of that note bear interest at 12% for the first year from advancement and 18% thereafter. The note was subsequently acquired by an unaffiliated party. In February 2015, the note was amended to allow for conversion of balances from time to time into shares of the Registrant’s common stock as follows:

The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (as defined herein) (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the price at which trades occurred on the Over-the-Counter Bulletin Board, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by OTC Markets on their website or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. In all cases, the Conversion Price cannot be below a floor price of $.0005 per share.

At October 31, 2018 the Registrant had a balance principal balance owed of $600,000 and accrued interest of $400,981. During fiscal 2019, interest expense of $108,000 was recognized. At October 31, 2019, the Registrant had a balance principal balance owed of $600,000 and accrued interest of $508,981. During fiscal 2020, interest expense of $108,000 was recognized. On October 31, 2020, $600,000 in principal and $616,981 in accrued interest was converted by the Holder into 633,518 Preferred B shares thus as of October 31, 2020 the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

Over the course of this note, a total of 9,822,607 common shares were issued to cover $175,000 in principal, and $38,251 of interest and 633,518 Preferred B shares were issued to cover $600,000 in principal and $616,981.

4.        Capital Stock

Common Stock:

The authorized common stock capital par value $0.001 per share of the Registrant was 4,990,000,000 as of October 31, 2020 and 2,990,000,000 as of October 31, 2019. Shares issued during 2020 and 2019 were as follows: 2020: For debt conversions - 2,456,408,393 shares; for executive compensation - 245,640,839 shares. 2019: For debt conversions - 548,207,366 shares; for executive compensation - 54,820,737 shares. There were 240,462,687 shares outstanding at October 31, 2018, 843,490,790 shares outstanding at October 31, 2019 and 3,545,540,022 shares outstanding at October 31, 2020.

Preferred Stock:

The Registrant has 10,000,000 shares of Preferred Stock, $0.001 par value, authorized with attributes to be designated from time to time by its Board of Directors. To date, attributes have been designated for 500,000 shares of Series A-Super Voting Preferred Stock and 5,000,000 shares of Class B Convertible Preferred Stock.

All of the Series A-Super Voting Preferred Stock authorized was issued and outstanding during the fiscal years ended October 31, 2018, 2019 1nd 2020. Each share is entitled to 10,000 votes (5,000,000,000 in the aggregate). There are no provisions with respect to redemption or dividends.

The shares of Class B Convertible Preferred Stock were designated during 2020 and consequently, none were issued during 2018 or 2019. 3,000,000 were issued and outstanding at October 31, 2020. The shares of Class B Convertible Preferred Stock have the following attributes:

1.	Voting. Each share of the Class B Convertible Preferred Stock shall have 1,000 times the number of votes on all matters submitted to the shareholders than do shares of the Corporation’s common stock, $0.001 par value (the “Common Stock”), 4,990,000,000 shares of which are currently authorized and into which shares of Class B Convertible Preferred Stock are convertible, as provided in Section 4, at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of such shareholders is effected.

2.	Dividends. The holders of Class B Convertible Preferred Stock shall be entitled to receive dividends or distributions on a pro rata basis according to their holdings of shares of Class B Convertible Preferred Stock when and if declared by the Board of Directors of the Registrant in the sum of twenty (20%) percent of the Corporation’s net, after tax profits per year. Dividends shall be paid in cash. Dividends shall be cumulative. No cash dividends or distributions shall be declared or paid or set apart for payment on the Common Stock in any calendar year unless cash dividends or distributions on the Class B Convertible Preferred Stock for such calendar year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest.

3.	Liquidation Preference. Upon the liquidation, dissolution and winding up of the Corporation, whether voluntary or involuntary, the holders of the Class B Convertible Preferred Stock then outstanding shall be entitled to receive out of the assets of the Corporation, whether from capital or from earnings available for distribution to its shareholders, before any amount shall be paid to the holders of Common Stock, ten times that sum available for distribution to Common Stock holders.

4.	Conversion. The holders of shares of Class B Convertible Preferred Stock shall, on and after January 1, 2022, have the right to convert each share of Class B Convertible Preferred Stock into fully-paid and nonassessable shares of Common Stock. Each share of Class B Convertible Preferred Stock shall be convertible at a Conversion Rate of 10 shares of Common Stock, subject to the terms set forth in this Section 4.

(a)	Certain Adjustments for Stock Splits, Mergers, Reorganizations, Etc.

(1)	In the event the outstanding shares of Common Stock shall, after the filing of this Resolution, be combined (reverse split) by reclassification or otherwise, or in the event of a reclassification, reorganization or exchange or any merger, acquisition, consolidation or reorganization of the Corporation with another Corporation, no such event which shall have the effect of reducing the number of shares of the Corporation’s Common Stock or increasing their par value or otherwise reducing the number of shares of Common Stock into which the shares of Class B Convertible Preferred Stock are or would be convertible shall negatively impact the conversion ratio of ten shares of Common Stock for each share of Class B Convertible Preferred Stock converted (e.g., for purposes of illustration, should the Company’s Common Stock be combined [reverse split] so that each current share becomes a fraction of a share, the conversion ratio will remain ten for one whole share of Common Stock) shall be effected without the prior consent of the holders of a majority of the Class B Convertible Preferred Stock.

(2)	However, should the shares of Common Stock be multiplied in any such case, e.g., each Share of Common Stock converted into multiple shares, then the conversion rights of the holders of the Class B Convertible Preferred Stock shall be correspondingly multiplied (e.g., for purposes of illustration, should the Company’s Common Stock be multiplied [forward split] so that each share becomes ten, then the conversion ratio will be multiplied so that each share of Class B Convertible Preferred Stock shall be convertible for one hundred shares of Common Stock.

(3)	In addition to the foregoing, no reduction in the authorized shares of the Class B Convertible Preferred Stock (for example, pursuant to a reverse stock split) may be affected without the prior consent of the holders of a majority of the Class B Convertible Preferred Stock.

(b)	Conversion Notice. The Holder of a share of Class B Convertible Preferred Stock may exercise its conversion right after December 31, 2021 by giving a written conversion notice in the form of Exhibit A hereto (the “Conversion Notice”) (1) by electronic mail to the Corporation’s transfer agent for its Common Stock, as designated by the Corporation from time to time (the “Transfer Agent”), confirmed by a telephone call and (2) by overnight delivery service, with a copy by electronic mail to the Corporation and to its counsel, as designated by the Corporation from time to time. The Holder must also surrender the certificate for the Class B Convertible Preferred Stock to the Corporation at its principal office (or such other office or agency of the Corporation may designate by notice in writing to the Holder) at any time during its usual business hours on the date set forth in the Conversion Notice.

5.       Income Taxes

The Registrant did not have any current or deferred United States federal income tax provision or benefit for any of the periods presented because the Registrant has experienced losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income thus the Registrant must allow for this future tax benefit.

The Registrant provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that the Registrant will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Registrant’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of October 31, 2020 and 2019 are as follows:

	2020	2019

Net operating loss carryforward	$(6,066,566)	$(4,688,456)
Effective tax rate	21%	21%

Deferred Tax Asset	1,273,979	984,576
Valuation Allowance	(1,273,979)	(984,576)

Net Deferred Tax Asset	$—	$—

As of October 31, 2020, the Registrant had approximately $6,066,566 in net operating losses that may be available to offset future taxable income, which begin to expire 2037. Net operating losses generated in tax years prior to July 31, 2018 can be carryforward for twenty years whereas net operating losses generated after July 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the United States Internal Revenue Code, the usage of the Registrant’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Registrant’s tax returns are subject to examination by tax authorities for the years ended October 31, 2015 through October 31, 2020.

6.       Stock Compensation

The employment contract for the Registrant’s CEO includes a provision that he is to receive 10% of the common stock in the Registrant and that the position will not be diluted by subsequent issuances. The following shares were issued during 2020 and 2019:

2020 - 245,640,839 shares, valued at $73,692

2019 - 54,820,737 shares, valued at $6,031

7.        Related Party Transactions

As of October 31, 2018, 2019 and 2020, the Registrant was indebted to its officers and Parent company as follows:

	Qest			Advances
	Notes	Account	Accrued	From
	Payable	Payable	Interest	Officers	Total

Balance October 31, 2018	$41,845	$4,999	$43,810	$359,405	$450,059

2019 Additions
Accrued Interest			13,480		13,480
Cash Advanced				11,775	11,775
Balance October 31, 2019	41,845	4,999	57,290	371,180	475,314

2020 Additions
Accrued Interest			14,705		14,705
Cash Advanced				4,660	4,660

2020 Reductions
Converted To Equity				(373,715)	(373,715)
Balance October 31, 2020	$41,845	$4,999	$71,995	$2,125	$120,964

On June 26, 2015, the Registrant finalized an 8% Convertible Note to Qest in the amount of $21,845.07, which was due June 25, 2016 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum whether at maturity or upon acceleration or by prepayment or otherwise. The principal and any accrued interest was convertible into shares of common stock at the discretion of the note holder. The conversion price was 57.5% multiplied by the Market Price (as defined therein) representing a discount rate of 42.5%. At October 31, 2018 the Registrant had a balance principal balance owed of $21,845.07 and accrued interest of $21,360.00. During fiscal 2019, interest expense of $6,280.00 was recognized. At October 31, 2019, the Registrant had a balance principal balance owed of $21,845.07 and accrued interest of $27,460.00. During fiscal 2020, interest expense of $6,852.88 was recognized. At October 31, 2020, the Registrant had a balance principal balance owed of $21,845.07 and accrued interest of $34,492.88. As a material subsequent event, during November of 2020, 56,337,950 common shares were issued to Qest to convert $21,845.07 in principal and $34,492.88 in accrued interest. At January 31, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

On July 31, 2015, the Registrant finalized a second 8% Convertible Note to Qest in the amount of $20,000, which was due June 25, 2016 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum whether at maturity or upon acceleration or by prepayment or otherwise. The principal and any accrued interest was convertible into shares of common stock at the discretion of the note holder. The conversion price was 57.5% multiplied by the Market Price (as defined therein) representing a discount rate of 42.5%. At October 31, 2018 the Registrant had a balance principal balance owed of $20,000.00 and accrued interest of $19,570.00. During fiscal 2019, interest expense of $5,760.00 was recognized. At October 31, 2019, the Registrant had a balance principal balance owed of $20,000.00 and accrued interest of $25,330.00. During fiscal 2020, interest expense of $6,281.88 was recognized. At October 31, 2020, the Registrant had a balance principal balance owed of $20,000.00 and accrued interest of $31,611.88. As a material subsequent event, during November of 2020, 51,611,880 shares were issued to Qest to convert $20,000.00 in principal and $31,611.88 in accrued interest. At January 31, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

The account payable resulted from Qest returning 4,998,973 common shares in 2016 in furtherance of Registrants obligation to deliver 5,000,000 common shares to Union Capital, LLC as a forbearance payment at the conclusion of the litigation related to that note payable. The return of the shares was valued at .001 per share (par value), the account payable of $4,998.97 resulted therefrom. Interest was calculated at the same rate as the prior two notes. At October 31, 2018 the Registrant had a balance principal balance owed of $4,998.97 and accrued interest of $2,880.00. During fiscal 2019, interest expense of $1,440.00 was recognized. At October 31, 2019, the Registrant had a balance principal balance owed of $4,998.97 and accrued interest of $4,320.00. During fiscal 2020, interest expense of $1,570.38 was recognized. At October 31, 2020, the Registrant had a balance principal balance owed of $4,998.97 and accrued interest of $5,890.38. As a material subsequent event, during November of 2020, 10,889,350 shares were issued to Qest to convert $4,998.97 in principal and $5,890.38 in accrued interest. At January 31, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

Advances from Officers are short term advances from Registrant’s officers, interest has not been calculated thereon. On October 31, 2020, $373,715 was converted into 428,128 Class B Preferred shares. At October 31, 2020, $2,125 remained unpaid.

8.        Subsequent Events

The Registrant has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. There were no material subsequent events through February 12, 2021 which needed to be disclosed in the accompanying financial statements other than the following:

The 8% Convertible Notes payable have been either converted, paid or otherwise resolved, consequently, the Registrant is no longer indebted under the terms of any of the aforementioned notes nor is there is any outstanding or threatened related litigation.

Qest Consulting Corporation, the Registrant’s Parent, converted $46,844 of principal and $71,995 of accrued interest owed to it by the Registrant into 118,839,180 common shares on November 30, 2020. The Registrant received $57,000 of advances from its Parent subsequent to October 31, 2020.

As a material subsequent event, in contemplation of a limited offering in reliance on Rule 506(b) of Commission Regulation D, the Registrant has authorized two indentures, one authorizing $250,000 in 5%, two year subordinated debentures convertible into shares of the Registrant’s Class B Convertible Preferred Stock at a conversion price of $1.75 per share; and, one authorizing warrants for the purchase of up to 500,000 shares of the Registrant’s Class B Convertible Preferred Stock at a conversion price of $1.75 per share. In the event such limited offering is undertaken, the Registrant will file an electronic Form D with the Commission within 15 days after the initial sale thereunder. Copies of the two indentures are filed as exhibits to this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosure.

Effective as of November 3, 2020, the Registrant engaged B F Borgers, CPA, PC (“Borgers”) as the Registrant’s independent registered public accounting firm for the 2020 and 2019 fiscal years. Borgers has been the Registrant’s auditor of record since 2015.

During the Registrant’s two most recent fiscal years, neither the Registrant nor anyone on its behalf has consulted with Borgers regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, and neither a written report was provided nor oral advice was provided to the Registrant that Borgers concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Registrant maintains disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to its senior management as appropriate to allow timely decisions regarding required disclosure.

The Registrant carried out an evaluation, under the supervision and with the participation of its senior management, of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in its internal controls over financial reporting, the Registrant has concluded that its disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, its principal executive and principal financial officers and effected by its Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant’s assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Registrant are being made only in accordance with authorizations of management and directors of the Registrant; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2020, the Registrant’s management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and Commission guidance on conducting such assessments. Based on that evaluation, the Registrant believes that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Registrant’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on its Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were in connection with the audit of the Registrant’s financial statements as of October 31, 2020.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on the Registrant’s financial results. However, management believes that the lack of a functioning audit committee and the lack of independent directors on its Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in the Registrant’s financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance its internal controls, the Registrant has initiated, or plans to initiate, the following series of measures:

Assuming the Registrant is able to secure additional working capital, it will create a position to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function when funds are available. The Registrant also plans to appoint one or more outside directors to its Board who will be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. Management believes that the appointment of one or more independent directors to a fully functioning audit committee will remedy the lack of a functioning audit committee and a lack of independent directors on its Board. The Registrant anticipates that these initiatives will be implemented in conjunction with the growth of its business.

Changes in Internal Control over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting identified in connection with its evaluation of the effectiveness of its internal control over financial reporting as of October 31, 2020 that occurred during its fourth quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors hold office until the next annual meeting of stockholders (currently expected to be held during February of 2022) and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of stockholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors. There are currently no committees of the Board of Directors although at such point as the Board of Directors is expanded to include independent directors, audit and compensation committees are expected to be formed and staffed (see “Security Ownership of Certain Beneficial Owners and Management – Changes in Control”). The Registrant’s management and Board of Directors are assisted in their functions by a Board of Advisors described below.

The Registrant currently has only two officers both of whom are also currently the only members of its Board of Directors. They are Hermann Burckhardt, age 70, the Registrant’s president and chief executive officer since 2015, and, Thomas Jaspers, age 67, the Registrant’s secretary, treasurer and chief financial officer since 2015. Prior to that time Mr. Jaspers briefly served as the Registrant’s interim president. Messrs. Burckhardt and Jaspers intend to seek new qualified officers and directors for the Registrant to replace themselves prior to the 2022 annual meeting but will continue to be involved in the Registrant’s affairs through their roles as officers and directors of Qest (see “Security Ownership of Certain Beneficial Owners and Management – Changes in Control”). Messrs. Burckhardt and Jaspers are expected to be re-nominated for election to the Registrant’s Board of Directors at the 2021 annual meeting of the Registrant’s stockholders expected to be held after March of 2021.

Other than its officers, the Registrant has no significant employees. However, it is party to a retainer and consulting agreement with Qest, the Registrant’s “Parent” as that term is defines in Rule 405 of Commission Regulation C, pursuant to which diverse services are provided on an as needed basis. To date, such services have principally involved provision of office facilities, negotiations with creditors, development of the Registrant’s current plan of operations, assistance in preparation of corporate documents, indentures and agreements, and assistance in preparation and filing of reports to the Commission. It is anticipated that Qest’s services will expand significantly once it acquires operating subsidiaries.

There are no family relationships among the Registrant’s officers and directors.

Business Experience of Officers and Directors

Hermann Burckhardt

For longer than the last five years, after coming out of semi-retirement, Mr. Burckhardt has been the Registrant’s president, the chairman of its Board of Directors and its chief executive officer. Over that period of time he has been primarily involved in resolving the Registrant’s debt, principally involving the 8% Convertible Notes. Mr. Burckhardt is also president, chairman and chief executive officer of Qest, the Registrant’s parent and strategic consultant, a Colorado corporation organized to provide diversified consulting services to emerging growth companies through teams of independent contractors.

Thomas Jaspers

For longer than the past five years, Thomas Jaspers has served as an officer and director of the Registrant, initially as its interim president but since October of 2015, as its secretary, treasurer and chief financial officer. His functions involve the Registrant’s financial affairs and regulatory compliance. He was involved with Mr. Burkhardt in resolving the Registrant’s debt and in the recent restructuring of the Registrant’s operations and was the founder of Qest and serves as its secretary, treasurer and chief financial officer. For longer than the past five years he has engaged in the free-lance provision of accounting services to diverse clients.

Board of Advisors

As a material subsequent event, noting that the Registrant’s current lack of resources made it impossible to retain all of the personnel it required in order to address all of the important factors needed to develop a multifaceted venture of the type contemplated by the Registrant and also, that its lack of independent directors made it impossible to develop certain mechanisms of corporate best practices from which the Registrant could benefit, during early November of this year Qest suggested to the Registrant’s Board of Directors that outside advisors might at least assist in fulfilling some of the functions contemplated. Based on such recommendations, on November 10, 2020 the Registrant’s Board of Directors chartered an advisory board, a copy of which was filed with the Commission in a related report of special event on Form 8-K and is also available at the Registrant’s website located at https://pugettechnologies.com/.

The Board of Advisors does not have decision making authority as all recommendations require ratification by the Registrant’s Board of Directors. The Board of Advisors will be divided into specifically tasked committees of three kinds: standing (permanent); special temporary committees assuming roles that will be returned to the Board of Directors when its membership includes sufficient independent members; and, ad hoc, special purposes committees with limited scope and duration. The functions of the diverse committees may be combined if appropriate, practical and economically efficient. Standing Committees will include an acquisition evaluation committee; a business development committee; a technology and innovations committee; a stockholder and investment relations committee; a finance committee tasked with assisting management in securing and maintain adequate sources of credit and investment, most particularly for its subsidiaries; and, a personnel recruitment committee. Special temporary committees will include an audit committee and a compensation committee. All committee members will also be members of the Board of Advisors which will meet in plenary session at least annually, concurrently with and as a component of the annual meeting of stockholders.

Members of the Board of Advisors will be eligible for compensation in the form of five year, restricted non-qualified stock options vesting at the conclusion of two years of service on the Board of Advisors, the quantity of which will be determined by the Registrant’s Board of Directors on a case by case basis based on recommendation of management and, for so long as it is retained as the Registrant’s strategic consultant, by Qest acting in the role of a de facto member of the compensation committee until such time as the Registrant’s Board of Directors has sufficient independent members to constitute a Compensation Committee as envisioned in the Bylaws. All such options will be exercisable at a price of not less than 110% of the market price for the subject underlying securities on the date of grant. Other than the foregoing, no member of the Board of Advisors or of any committee thereof will be entitled as a result of such role to any compensation from the Registrant.

Board of Advisors members may include directors, officers or employees of the Registrant’s subsidiaries (at such time as it has subsidiaries) and may also, assuming qualified stockholders are interested in serving in such role, include persons who have been stockholders of the Registrant for at least one year. The Registrant’s president or his designee will serve as the chair of the Board of Advisors and of all of its committees. The Registrant’s management and Qest are considering potential candidates for membership on the Board of Advisors with backgrounds in healthcare, intellectual property and in innovative environmental technologies but the Registrant’s requirements for competent advisors are varied and competition for qualified advisors is intense. The Registrant’s current financial situation makes recruitment challenging and for the time being, will be based on the personal contacts heretofore developed by its management and Qest. Competition for competent advisors includes many companies, organizations and universities that are well funded and well recognized, thus, there can be no assurance that the Registrant will be able to find competent advisors to serve on its Board of Advisors on the terms it is currently able to offer. It is anticipated by the Registrant’s management that future members of the Registrant’s Board of Directors will be recruited from members of the Board of Advisors.

The Registrant’s Board of Advisors is currently comprised of two individuals: David E. Burnett, a Michigan resident, and, Andrew Spencer, a Connecticut resident. Copies of their agreements with the Registrant as well as biographical data was filed with the Commission in a current report on Form 8-K or o about November 30, 2020 accessible through the Commission’s Internet website located at www.sec.gov (in its EDGAR archives) and at the Registrant’s website located at https://pugettechnologies.com/.

Involvement in certain legal proceedings

None. See “Item 13, Certain Relationships and Related Transactions, and Director Independence - Involvement in Certain Legal Proceedings”).

Code of Ethics

As a material subsequent event, the Registrant’s Board of Directors adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions on the 8th day of February, 2021. The code of ethics will be submitted to the Registrant’s shareholders for ratification at the next annual meeting of shareholders and such ratification is probable given that the Registrant’s current directors control enough votes to assure such ratification.

Pursuant to Item 406 of Commission Regulation S-K, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)	Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Commission and in other public communications made by the registrant;

(3)	Compliance with applicable governmental laws, rules and regulations;

(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(5)	Accountability for adherence to the code.

A copy of the Registrant’s code of ethics is filed with this annual report and is also available on the Registrant’s website at https://www.pugettechnologies.com/.

Nominating Committee

The Registrant does not have a standing nominating committee or committee performing similar functions because as of October 31, 2020, its Board of Directors was comprised of only two persons, both of whom were officers of the Registrant. However, on October 31, 2020, the Registrant amended and restated its bylaws authorizing creation of a standing nominating committee at such time as independent members of its Board of Directors were elected. Since current management and the current members of the Registrant’s Board of Directors assumed their offices in 2015, they have as the Registrant’s controlling shareholders caused themselves to be reelected as officers and directors given that the Registrant lacked resources to recruit and retain anyone else. As a material subsequent event, at the suggestion of Qest, a nationwide search for independent and other directors as well as new management has been authorized by the Registrant’s current Board of Directors because its current officers and directors have indicated that, assuming qualified replacements can be recruited, they will not stand for reelection at the 2022 meeting of the Registrant’s stockholders, instead, continuing to assist in the Registrant’s development through their roles in Qest (the Registrant’s Parent as that term is defined in Rule 405 of Commission Regulation C). In part, that decision is based on a desire to eliminate conflicts of interest in existence since Qest became the Registrant’s strategic consultant. Once enough additional members of the Registrant’s Board of Directors are elected, they will be requested to adopt charters for audit, compensation and nominating committees and thereafter, to select members thereof, a majority of whom should be independent directors.

The Registrant’s current Board of Directors does not yet have policies with regard to the consideration of any director candidates recommended by security holders, although, in fact, the Registrant’s current officers and directors, as the holders of a majority of the voting power of the Registrant’s equity securities, exercise such role. In conjunction with the above disclosed current search for new directors, the current Board of Directors has determined that the successor board of directors should be comprised of nine or more members, at least three of whom should be independent so that audit, nominating and compensation committees can be implemented as envisioned by the Registrant’s articles of incorporation and bylaws. In terms of experience, Qest has recommended that the new board of directors continue to employ persons with investment banking and accounting experience but also with experience with mutual funds, the insurance industry, innovative technologies (e.g., alternative energy), the medical industry, intellectual property and regulatory compliance. It will not consider factors associated with diversity in making such decisions but will focus strictly on merit and willingness to implement the Registrant’s recently adopted operating program without regard to race, religion, gender, nationality, political perspectives or sexual orientation. Nonetheless, it is noted that one half of the current membership of the Board of Directors is Hispanic. In order to recruit qualified personnel, the Registrant will recommend that the shareholders at their next annual meeting expected to be called after March of this year adopt qualified and non-qualified incentive stock option plans and, using proceeds it hopes to derive from a limited offering of its securities pursuant to Rule 506 of Commission Regulation D, it plans to obtain officers’ and directors’ liability insurance. It is anticipated that Qest and the Registrant’s recently appointed Board of Advisors will play important roles in recruiting qualified candidates for management and membership on the Board of Directors.

Because the Registrant is not registered with the Commission under Section12 (b) or 12(g) of the Exchange Act, it has not solicited proxies in conjunction with votes of its securities holders thus, it has no policies with respect to selection of nominees for inclusion in proxy cards.

Audit Committee

The Registrant is not a “listed issuer”, however, for the same reasons described above with respect to a nominating committee, the Registrant’s Board of Directors does not currently have an audit committee but hopes to add one in the near future. Assuming the Registrant’s entire two man Board of Directors serves as the audit committee, then Thomas Jaspers, a member thereof and the Registrant’s chief financial officer, an accountant, might be deemed its “financial expert” but would not be deemed as independent.

Item 11.	Executive Compensation.

Compensation of the Registrant’s Current Executive Officers and Directors

The officers and directors of the Registrant have remained constant during the past five years. The current officers and directors and their compensation, annual and to date, is disclosed below. However, it should be noted that all such compensation as well as related loans to the Registrant have been converted into Shares of the Registrant’s Class B Convertible Preferred Stock (see “Item 13, Certain Relationships and Related Transactions, and Director Independence - Agreement with Messrs. Burckhardt, Jaspers and Alpere, Inc.”)

Name and Address	Offices held	Date of First election	Aggregate compensation to October 31, 2020	Aggregate funds loaned to Registrant	Current balance owed by Registrant
Hermann Burckhardt	President, Chief Executive Officer and Director	October 1, 2015	$1,102,602	$2,125	$0
Thomas Jaspers	Treasurer, Secretary, Chief Financial Officer and Director, formerly President, Chief Executive Officer	November 21, 2014	$1,106,615	$515,279	$0
Total			$2,209,217	$517,404	$0

* All cash compensation has been accrued and subsequently exchanged for shares of the Registrant’s Class B Convertible Preferred Stock.

Name and principal position	Year	Salary ($) **	Bonus ($)	Stock awards ($)	Option awards ($) ***	Non-equity incentive plan compensation ($)	value and nonqualified deferred compensation	All other compensation ($)	Total ($)
	(1)	$180,000	*	$73,692	*	***	*	*	$253,692
Hermann Burckhardt, President,	(2)	$180,000	*	$6,030	*	***	*	*	$186,030
Chief Executive Officer and	(3)	$180,000	*	$2,238	*	***	*	*	$182,238
Director	(4)	$151,500	*	*	*	***	*	*	$151,500
	(5)	$150,000	*	*	*	***	*	*	$150,000

	(1)	$180,000	*	*	*	*	*	*	$180,000
Thomas Jaspers, Treasurer,	(2)	$180,000	*	*	*	*	*	*	$180,000
Secretary, Chief Financial	(3)	$196,900	*	*	*	*	*	*	$196,900
Officer and Director	(4)	$177,900	*	*	*	*	*	*	$177,900
	(5)	$179,800	*	*	*	*	*	*	$179,800

*	None or not applicable.

***	The terms of Mr. Burckhardt’s employment agreement with the Registrant (as reported on a current report filed with the Commission on October 1, 2015) call for him to retain a preemptive right to 10% of the Registrant’s capital stock but, due to required reserves for the Conversion Notes discussed above and an inadequate quantity of authorized capital stock, Mr. Burckhardt has never received the capital stock to which he is contractually entitled.

**	As with all other compensation to date, the required payments have been accrued without interest.

(1)       The fiscal year ending October 31, 2020.

(2)       The fiscal year ending October 31, 2019.

(3)       The fiscal year ending October 31, 2018.

(4)       The fiscal year ending October 31, 2017.

(5)       The fiscal year ending October 31, 2016.

While, through Qest, they are holders of shares of the Registrant’s Common and Super Voting Preferred Stock, no current officer or director has ever sold any of his securities in the Registrant.

Compensation committee

For the same reasons described above with respect to a nominating and an audit committee, the Registrant’s Board of Directors does not currently have a compensation committee but hopes to add one in the near future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

As of October 31, 2020, the Registrant had no equity compensation plans although it provided for equity compensation in its employment agreement with the Registrant’s president entered into during 2015 in an amount equal to 10% of the Registrant’s capital stock of all kinds, subject to antidilutive provisions, and in its retainer and consulting agreement with Qest, which provides for compensation in the form of non-qualified incentive stock options to purchase 4.9% of the Registrant’s capital stock of all kinds, subject to antidilutive provisions at an exercise price equal to 110% of the market price therefore on the date of issuance.

Security ownership of certain beneficial owners and management

As of October 31, 2020, the Registrant’s only outstanding voting securities are 3,545,540,022 shares of Common Stock. As of December 14, 2017, the most current date for which the Registrant has information, the Registrant had approximately 3,283 registered Common Stock holders of record and holders whose securities are registered in “street name” (e.g., held in the names of brokers or dealers in securities or their designees, the Depository Trust Company, etc.). As of October 31, 2020, the Registrant had 500,000 authorized shares of Series A - Super Voting Preferred Stock having voting rights equivalent to those of 5,000,000,000 shares of Common Stock, all of which are held by Qest having received them from Thomas Jaspers, the Registrant’s chief financial officer, and the 3,001,904 currently outstanding shares of Class B Convertible Preferred Stock having voting rights equivalent to those of 3,001,904,000 shares of Common Stock, most of which are held by Qest having received them from the Registrant’s current officers and directors. The following table disclose information concerning ownership of the Registrant’s voting securities by officers, directors and principal stockholders (holders of 5% or more of the Registrant’s Capital Stock). The Registrant’s currently outstanding shares of Capital Stock, for purposes of these calculations, are calculated based on information available as of October 31, 2020, and includes both currently outstanding securities and securities which a named person has a right to acquire within 60 days following the date of this annual report.

Name and Address of Holder	Class	Quantity of Shares Held	Percentage of Shares Held
Hermann Burckhardt, 9796 NW 51 Terrace,	Common	*	*
Doral, Florida 33178	Series A Preferred	*	*
	Class B Preferred	*	*
Thomas Jaspers, 4675 S Yosemite Street, Unit 204;	Common	*	*
Denver Colorado 80237	Series A Preferred	*	*
	Class B Preferred	*	*
Alpere, Inc., 6618 Rhine Drive;	Common	5,034,116	0.00001
Corpus Christi Texas 78412	Series A Preferred
	Class B Preferred	633,518	21.10%
Qest, 1200 North Federal Highway, Suite 200;	Common	431,988,049	12.20%
Boca Raton, Florida 33432	Series A Preferred	500,000	100.00%
	Class B Preferred	2,366,482	78.90%

*	Because Messrs. Burckhardt and Jaspers collectively own a majority of Qest’s common stock, they should be deemed to control all shares owned by Qest. As previously noted (see “Securities authorized for issuance under equity compensation plans”), the employment agreement with the Registrant’s president entered into during 2015 provides that he is entitled to 10% of the Registrant’s capital stock of all kinds, subject to antidilutive provisions, and in its retainer and consulting agreement with Qest, to compensation in the form of non-qualified incentive stock options to purchase 4.9% of the Registrant’s capital stock of all kinds, subject to antidilutive provisions at an exercise price equal to 110% of the market price therefore on the date of issuance. None of such securities have yet been issued and are thus issuable within the next 60 days.

Security Ownership of Certain Beneficial Owners

As of October 31, 2020, the persons described in the foregoing table (including any “group”) other than Alpere, Inc., are, based on information available to the Registrant, beneficial owners of more than five percent of the Registrant’s voting securities. Of the number of shares shown in column 3, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this annual report.

Security Ownership of Management

As of October 31, 2020, the following Table discloses the Registrant’s voting equity securities beneficially owned by all directors and nominees, naming them each; each of the named executive officers as defined in Item 402(a) of Commission Regulation S-K; and, all directors and executive officers of the Registrant as a group, without naming them. The table shows in column 3 the total number of shares beneficially owned, in column 4 the number of voted appurtenant to such shares and in column 5 the percent owned. Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares, if any, with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this annual report. For purposes of this Table, 3,545,540,022 shares of the Registrant’s common stock are assumed to be outstanding, including securities subject to conversion rights or options to acquire shares of the Registrant’s Common Stock exercisable within the next 60 days.

Name and Address of Holder	Class or Series	Quantity of Shares Held		Votes	Percentage of Class
Hermann Burckhardt; 9796 NW 51	Common	*,	(4)		*
Terrace, Doral, Florida 33178.	Series A Preferred (1)
	Class B Preferred (2)
Thomas Jaspers; 4675 S Yosemite	Common	*,	(4)		*
Street, Unit 204; Denver Colorado	Series A Preferred (1)
80237	Class B Preferred (2)
Qest Consulting Group, Inc.; 1200	Common	431,988,049		431,988,049	12.2000%
North Federal Highway, Suite 200;	Series A Preferred (1)	500,000	(3)	5,000,000,000	100.0000%
Boca Raton, Florida 33432	Class B Preferred (2)	2,366,482	(3)	2,366,482,000	78.9000%
All officers and directors as a group	Common	431,988,049		431,988,049	12.2000%
	Series A Preferred (1)	500,000	(4)	5,000,000,000	100.0000%
	Class B Preferred (2)	2,366,482	(4)	2,366,482,000	78.9000%

*	Because Messrs. Burckhardt and Jaspers collectively own a majority of Qest’s common stock, they should be deemed to control all shares owned by Qest.
(1)	Series A Super Voting Preferred Stock.
(2)	Class B Convertible Preferred Stock.
(3)	Record and beneficial ownership.
(4)	Actual control and beneficial ownership.

As previously noted (see “Securities authorized for issuance under equity compensation plans”), the employment agreement with the Registrant’s president entered into during 2015 provides that he is entitled to 10% of the Registrant’s capital stock of all kinds, subject to antidilutive provisions, and in its retainer and consulting agreement with Qest, to compensation in the form of non-qualified incentive stock options to purchase 4.9% of the Registrant’s capital stock of all kinds, subject to antidilutive provisions at an exercise price equal to 110% of the market price therefore on the date of issuance. None of such securities have yet been issued and are thus issuable within the next 60 days.

Changes in control

At Qest’s recommendation, the Registrant’s current officers and directors intend to initiate a nationwide search during calendar year 2021 for new officers and directors as well as to add new members to its Board of Advisors with the goal of assembling the best corporate team possible for implementation of the Registrant’s new operational plan. It is hoped that new the officers will replace the current board of directors and management during the next eighteen months allowing the members of current management to shift their focus to Qest where they also serve as officers and directors, thus eliminating existing conflicts of interest. The newly recruited board members would be subject to ratification by the Registrant’s shareholders at the next annual meeting expected to be held during February of 2022.

Qest has recommended that the Registrant’s board of directors be expanded to nine or more members, at least three of whom should be independent so that audit, nominating and compensation committees could be implemented as envisioned by the Registrant’s articles of incorporation and bylaws. In terms of experience, Qest has recommended that the new board of directors continue to employ persons with investment banking and accounting experience but also with experience with mutual funds, the insurance industry, innovative technologies (e.g., alternative energy), the medical industry, intellectual property and regulatory compliance. In order to recruit qualified personnel, the Registrant will recommend that its shareholders adopt qualified and non-qualified stock option plans at its next annual meeting of shareholders, currently expected to be held after March of 2021, and proceeds from a currently contemplated limited offering of its securities in reliance on Rule 506(b) of Commission Regulation D will be used for, among other things, obtaining officers’ and directors’ liability insurance.

Notwithstanding the foregoing, the Registrant’s current officers and directors will continue to be involved in the Registrant’s affairs through their role as officers and directors of Qest, the Registrant’s Parent and strategic consultant (See “Certain Transactions – Parents”).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

The Registrant was not involved in any transaction during the last fiscal year nor is there any proposed transaction exceeding $120,000 in value in which any related person had or will have a direct or indirect material interest except with reference to the transactions with Qest described below (“Agreement with Qest”), and the debt owed to the Registrant’s officers and directors which was converted to equity, also described below (“Agreement with Messrs. Burckhardt, Jaspers and Alpere, Inc.”).

Family Relationships

No family relationships currently exist among the Registrant’s officers and directors or between the Registrant and any of its current businesses or business relationships. However, the Registrant is considering entering the behavioral health field either through an acquisition or by organizing its own subsidiary in that field and both the wife of the Registrant’s president and daughter of its current secretary, treasurer and chief financial officer have substantial experience in that area and may become associated with the Registrant in any such venture.

Materially Adverse Proceedings

All heretofore existing litigation against the Registrant and its management has been settled. The litigation that previously existed involved suits by convertible noteholders in the United States District Court for the Southern District of New York (the “Court”) in Case No. 15-cv-08860 entitled Adar Bays LLC v the Registrant Technologies Inc. and Hermann Burckhardt and Case No. 15-cv-09542 entitled Union Capital LLC v the Registrant Technologies Inc. and Herman Burckhardt. The Registrant knows of no material adverse proceedings either pending or threatened against it or its management.

Involvement in Certain Legal Proceedings

During the ten year period ended on October 31, 2020, no current director, person nominated to become a director, executive officer, promoter or control person of the Registrant has been a party to or the subject of:

*	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
*	Any conviction in a criminal proceeding or pending criminal proceeding (excluding traffic violations and other minor offenses);
*	Any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; or,
*	Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Parents

As defined in Rule 405 of Commission Regulation C, a “parent” of a specified person is an affiliate controlling such person directly or indirectly through one or more intermediaries. The same rule defines an affiliate as a person that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified. Based on such definitions, Qest and its principal stockholders who are also the Registrant’s current officers and directors should be considered as the Registrant’s parents. Through its ownership of all 500,000 shares of Series A Super Voting Preferred Stock previously held by Thomas Jaspers, an officer and director of the Registrant and of 2,366,482 shares of the Class B Convertible Preferred Stock issued to the Registrant’s officers and directors in exchange for existing debt, and without taking into account the Common Stock in the Registrant held by Qest, it controls 7,366,482,000 votes at shareholder meetings out of a possible 11,509,411,038 votes represented by all of the Registrant’s securities outstanding as of October 31, 2020 (i.e., 64%).

Certain Business Relationships

During the last fiscal year none of the Registrant’s directors or nominees for director:

(1)	Is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity that has made during the last full fiscal year, or proposes to make during the current fiscal year, payments to the Registrant for property or services in excess of five percent of the Registrant’s consolidated gross revenues for its last full fiscal year, or (ii) the other entity’s consolidated gross revenues for its last full fiscal year;

(2)	Except with respect to Qest, is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which the Registrant or its subsidiaries has made during the last full fiscal year, or proposes to make during the current fiscal year, payments for property or services in excess of five percent of (i) the Registrant’s consolidated gross revenues for its last full fiscal year, or (ii) the other entity’s consolidated gross revenues for its last full fiscal year. With respect to Qest, as previously disclosed in reports of current events, Qest is entitled to monthly payments of $10,000 but has deferred such fees until the Registrant has recovered economically in consideration for the transfer by the Registrant’s current directors to Qest of all the Registrant’s securities they theretofore owned. The Registrant’s current directors own a controlling interest in Qest, thus, such transfers did not impact control of the Registrant;

(3)	Except with respect to Qest, is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which the Registrant or its subsidiaries was indebted at the end of the last full fiscal year in an aggregate amount in excess of five percent of the Registrant’s total consolidated assets at the end of such fiscal year. Qest has loaned the Registrant approximately $57,000 during the current fiscal year and has continued to make loans to the Registrant since October 31, 2020, as required for the Registrant to discharge its toxic note related obligations, to comply with annual report, corporate filing and registration fees to the States of Nevada and Florida and to advance funds for legal and auditing fees associated with the preparation and filing of this report.;

(4)	Is, or during the last fiscal year has been, a member of, or of counsel to, a law firm that the issuer has retained during the last fiscal year or proposes to retain during the current fiscal year, which has or is expected to result in payment of fees exceeding five percent of the law firm’s gross revenues for that firm’s last full fiscal year;

(5)	Except as disclosed below with respect to Qest, is, or during the last fiscal year has been, a partner or executive officer of any investment banking firm that has performed services for the Registrant, other than as a participating underwriter in a syndicate, during the last fiscal year or that the Registrant proposes to have perform services during the current year and the dollar amount of compensation received by an investment banking firm exceeded or is expected to exceed five percent of the investment banking firm’s consolidated gross revenues for that firm’s last full fiscal year; or

(6)	Is, or during the last fiscal year has been involved in any other relationships of which the Registrant is aware of between the nominee or director and the Registrant that is or was substantially similar in nature and scope to those relationships listed in paragraphs (1) through (5).

Agreement with Qest

During the last five years the Registrant has been unable to comply on a timely basis with its reporting obligations under the Exchange Act and briefly during this year, under the corporate law of the State of Nevada, due to the unavailability of funds to pay for required accounting, audits and related legal fees. Such lack of liquidity was directly related to the failure of the Registrant’s original business operations for which it incurred previously reported material obligations to a number of investors that provided loans to the Registrant in the form of convertible notes (see report of current events on Commission Form 8-K dated April 19, 2017, and the hereinafter described 2016 Pre Proxy Statement; hereinafter generically referred to as the “Conversion Notes”). Based on the foregoing, during July of 2020 the Registrant determined that it required substantial assistance to bring its reporting obligations current, to settle its outstanding liabilities and to explore and implement new business opportunities and thus negotiated a three year retainer and consulting agreement with Qest.

Principals of Qest include the Registrant’s officers and directors resulting in potential conflicts of interest, however, given the Registrant’s lack of liquidity and current prospects, the Registrant felt compelled to accept the possibility of such conflict, relying on the good faith of its current officers and directors with respect to negotiation and implementation of such agreement. In this regard, it should be noted that the Registrant’s current officers and directors accrued all of their rights to salary from the Registrant, have converted all such rights to equity and have never sold any of their securities in the Registrant.

Pursuant to the initial terms of the proposed Qest Agreement, Qest, through its principals and by assemblage of a team of third party consultants under its leadership and direction would assist the Registrant in development and implementation of strategic plans through consulting services in the areas of corporate structure, organization and reorganization; finance, mergers, acquisitions and divestitures; financial and equity analysis; marketing strategy and analysis; corporate communication, business plan development and implementation; executive and professional recruitment; coordination and supervision of professional services; and, development and implementation of regulatory compliance procedures. Specifically, Qest advised the Registrant that its initial priorities must be: first, assuring that it is current with its annual reports, filings and fees due the State of Florida to qualify to do business in such state; second, that it must conduct an audit of its corporate records to assure that they are complete, accurate and up to date, and then, that it should consider amendments to its articles of incorporation and bylaws and adoption of incentive compensation plans making the Registrant more operationally efficient; third, that it must prioritize bringing its filings with the Commission up to date; fourth, that it should call a personal meeting of stockholders without requesting proxies to secure their ratification of structural corporate changes recommended by Qest and soliciting opinions concerning the most appropriate future direction of the Registrant and selection of additional officers and directors with the requisite backgrounds, experience and motivation to assist the Registrant in developing or acquiring desirable business operations; and finally, that only then should it engage in meaningful and definitive negotiations to generate new business opportunities.

As compensation for its services Qest was to be paid a non-refundable monthly retainer fee, payable in advance on the first day of each month during the pendency of the agreement of $10,000, provided, however, that such fee would be accrued until the Registrant discharged all of it current liabilities and was earning adequate operating income to pay such fee. In addition to the monthly retainer, the Registrant would promptly advance to Qest all funds required to pay for services rendered by third parties contracted by Qest (e.g., licensed broker dealers in securities, investment bankers, attorneys, accountants, public relations experts, marketers, strategic planners, etc.) to provide services to the Registrant and for all related out of pocket expenses, provided, only, that the Registrant had approved the retainer of such third parties by Qest, in advance. It was understood that prior to incurring such expenses, the Registrant, with the assistance of Qest, would arrange required financing. In addition to the foregoing, during the initial three year term of the Qest Agreement, the Registrant would grant to Qest “Incentive Non-Qualified Stock Options” (as that term is defined for purposes of the Internal Revenue Code entitling Qest to purchase 4.9% of the Registrant’s outstanding and reserved securities (measured assuming exercise of all of the Incentive Non-Qualified Stock Options) of every kind which the Registrant was authorized to issue, at an exercise price equal to 110% of the fair market price of the underlying securities on the date of grant and, if no trading market existed for the Registrant’s securities on such date, at an exercise price equal to 110% of the book value of the applicable securities on such date, and, if no book value existed for the Registrant’s securities on such date, at an exercise price equal to 110% of the par value of the applicable securities on such date. The Incentive Non-Qualified Stock Options would be entitled to preemptive rights and thus, any time the Registrant issued additional securities during the term of the Qest Agreement or renewals thereof, additional Incentive Non-Qualified Stock Options would concurrently be issued to Qest in an amount equal to 4.9% of the additional securities issued. The Incentive Non-Qualified Stock Options and the securities issuable on exercise thereof would be included in any registration or qualification statements filed by the Registrant with the Commission or any state securities regulatory authorities, registering any of its securities for sale or distribution. The Registrant was informed by Qest that, subject to compliance with applicable legal requirements, a portion of the Incentive Non-Qualified Stock Options to be issued to Qest would probably be transferred by Qest to its officers, directors, employees or to third party independent contractors, all of whom would assist Qest in the performance of its duties to the Registrant. In addition to the compensation described above, subject to compliance with then applicable licensing and other legal requirements (essential given that Qest is not a licensed entity):

●	In the event that Qest arranged or provides funding for the Registrant on terms more beneficial than those reflected in the Registrant’s current principal financing agreements, Qest would be entitled, at its election, to either a fee equal to 25% of such savings, on a continuing basis, or if equity funding was provided directly by Qest or any affiliates thereof, a discount of 25% from the price for the subject equity securities paid by any other contemporaneous subscribers; or, if funding was provided by any person or group of persons introduced to the Registrant by Qest or persons associated with Qest, directly or indirectly, but not by Qest or its principals as described in the preceding subsection, then Qest would be entitled to an introduction fee equal to 5% of the aggregate proceeds so obtained. The parties agreed to obtain appropriate legal advice and opinions in each instance indicating such payments or discounts would not violate applicable laws, including applicable securities laws and such payments or discounts would be deemed waived if such opinions are adverse.

●	In the event that Qest generated business for the Registrant, then, on any sales resulting therefrom, Qest would be entitled to a commission equal to 5% of the gross income derived by the Registrant therefrom, on a continuing basis. In the event that Qest or any affiliate thereof arranged for an acquisition by or of the Registrant (regardless of how structured), then Qest would be entitled to compensation equal to 5% of the total of all compensation paid for such acquisition, in addition to any compensation negotiated and received from the acquired or acquiring entity or its affiliates by Qest or its affiliates, such compensation to be paid concurrently with the first payments made in conjunction with such acquisition.

In addition to payment of fees, the Registrant would be responsible for payment of all costs and disbursements associated with Qest’s services not theretofore specified either involving less than $50 per item and $200 in the aggregate during the preceding 30 day period; or, reflected in an operating budget approved by the Registrant; or, approved in writing by the Registrant; provided, however, that the refusal by the Registrant to approve expenditures required for the proper performance of Qest’s services would excuse performance of such services.

On October 22, 2020 the Registrant entered into the retainer and consulting agreement with Quest, however, it was substantially modified from the negotiation copy initially filed with the Commission. The modifications primarily involve the agreement of the Registrant’s president and chief executive officer, Hermann Burckhardt and its treasurer, secretary and chief financial officer, Thomas Jaspers, who occupy corresponding positions in Qest, to convey all of their securities in the Registrant to Qest in exchange for Qest’s agreement to indefinitely defer the Registrant’s payment of cash fees under such agreement. As a result of the foregoing, although Messrs. Burckhardt and Jaspers remain as the Registrant’s controlling stockholders, they now do so indirectly through their control of Qest, in which they own two-thirds of the outstanding capital stock. As indicated above, the dual relationship of Messrs. Burckhardt and Jaspers with Qest and the Registrant creates inevitable conflicts of interest, however, given its lack of liquidity and current prospects, the Registrant felt compelled to accept the possibility of such conflict, relying on the good faith of its current officers and directors with respect to negotiation and implementation of such agreement. In this regard, it should be noted that at the suggestion of Qest and as described below with respect to the agreement also entered into on October 22, 2020 between the Registrant, Messrs. Burckhardt and Jaspers and Alpere, Inc., a Colorado corporation (“Alpere”) and the Registrant’s major creditor as of such date, Messrs. Burckhardt and Jaspers and Alpere converted all of the Registrant’s outstanding debt to them into shares of the Registrant’s then newly designated Class B Convertible Preferred Stock, waiving all interest.

Agreement with Messrs. Burckhardt, Jaspers and Alpere, Inc.

On October 22, 2020, concurrently with the execution of the agreement with Qest described above, at the recommendation of Qest the Registrant entered into an agreement with Messrs. Burckhardt and Jaspers and Alpere pursuant to which they converted all amounts due them into shares of Class B Convertible Preferred Stock, waiving all interest, as indicated in the following table extracted from the subject agreement (hereinafter the “Conversion Agreement”):

Conditionally Converting Creditor	Principal of Debt and Accrued but unpaid Salaries Converted	Accrued Interest of Debt Converted	Shares of Class B Convertible Preferred Stock Issued
Burckhardt	$819,000	Waived	864,751
Jaspers	$1,422,279	Waived	1,501,731
Alpere	$500,000	Waived	633,518
Totals	$2,841,279	Waived	3,000,000

All of the Registrant securities held by its officers and directors has been contributed to Qest as an inducement for Qest to defer cash payments due under its consulting agreement with the Registrant described above. Qest has also converted most of the Registrant’s past due debt involving advances since 2016 into shares of the Registrant’s Class B Convertible Preferred Stock.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during fiscal 2020 and 2019 for professional services rendered by the principal accountant for the audit of the Registrant’s financial statements and review of financial statements included in the Registrant’s quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as $0.00.

Audit Related Fees

Since the Registrant has not filed a Form 10K or 10Q since the second quarter of 2015, there were no fees for audit related services for the 2018 and 2019 fiscal years recorded in the financial statements. The fee for the audit of the 2020 Form 10K per the engagement letter is $20,000 which will be recognized as an expense in fiscal 2021.

Tax Fees

For the Registrant’s fiscal years ended October 31, 2020 and 2019, it was were billed $0 for professional services rendered for tax return preparation.

All Other Fees

The Registrant did not incur any other fees related to services rendered by its principal accountant for the fiscal years ended October 31, 2020 and 2019.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of the Registrant’s Board as well as the Registrant’s limited activities, its Board of Directors acts as its audit committee. The Registrant’s Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. The Registrant’s Board approves these services on a case-by-case basis.

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements and Report of Independent Registered Public Accounting Firm.
2.	Financial Statement Schedules: None

The following exhibits are included as part of this report:

Exhibit No.	Description

3(i)	Amended and Restated Articles of Incorporation (1)
3(ii)	Amended and Restated Bylaws (2)
4.01	Warrant Indenture
4.02	Debenture Indenture
10.01	Retainer and Consulting Agreement with Qest Consulting Group, Inc. (3)
10.02	Agreement with Messrs. Burckhardt, Jaspers and Alpere, Inc. (4)
14	Code of Ethics
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(A) or 15d-14(A) under the Securities Exchange Act of 1934
31.2	Certification of Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(A) or 15d-14(A) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.02	Board of Advisors Charter (5)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1) Incorporated by reference from report of current events on Form 8-K filed on November 6, 2020 (exhibit 3(i))

(2) Incorporated by reference from report of current events on Form 8-K filed on November 6, 2020 (exhibit 3(ii))

(3) Incorporated by reference from report of current events on Form 8-K filed on October 26, 2020 (exhibit 10.1)

(4) Incorporated by reference from report of current events on Form 8-K filed on October 26, 2020 (exhibit 10.2)

(5) Incorporated by reference from report of current events on Form 8-K filed on November 12, 2020 (exhibit 99.1)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puget Technologies, Inc.

By /s/ Hermann Burckhardt

Hermann Burckhardt

President, Chief Executive Officer and Director

Dated: February 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ Hermann Burckhardt

Hermann Burckhardt

President, Chief Executive Officer and Director

Dated: February 12, 2021

By /s/ Thomas Jaspers

Thomas Jaspers

Chief Financial Officer, Treasurer, Secretary and Director

Dated: February 12, 2021