Form 10-Q
period 2021-01-31
PUGET TECHNOLOGIES, INC.
filed 2021-02-26
CIK 1540615

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

The number of shares outstanding of all of the Registrant’s classes of common equity as of February 16, 2021 is as follows:

Class of Securities	Shares Outstanding February 19, 2021
Common Stock, $0.001 par value, 4,990,000,000 shares authorized	4,745,728,041
Series A Super Voting Preferred Stock, $0.001 par value, 500,000 shares authorized	500,000
Class B Convertible Preferred Stock, , $0.001 par value, 5,000,000 shares authorized	3,001,904
Preferred Stock, $0.001 par value, currently without designations, 4,500,000 shares authorized	0

Forward Looking Statements

This Quarterly report on Form 10-Q contains forward-looking information. This document contains forward-looking statements. Any statements contained in this document that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may”, “will”, “should”, “expects”, “anticipates”, “contemplates”, “estimates”, “believes”, “plans”, “projects”, “predicts”, “potential” or “continue” or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether the Registrant is able to manage its planned growth efficiently and operate profitably, (c) whether it is able to generate sufficient revenues or obtain financing to sustain and grow its operations, and (d) whether it is able to successfully fulfill its primary requirements for cash. The Registrant’s actual results may differ significantly from the results projected in the forward-looking statements. The Registrant assumes no obligation to update forward-looking statements.

Reports to Shareholders

The Registrant is required to file reports with the Commission pursuant to the Exchange Act. These reports include QUARTERLY reports on Form 10-Q and current reports on Form 8-K. Due to lack of funds, during the past five years the Registrant has been unable to maintain current in its reporting obligations; however, curing that deficiency is current management’s highest priority. The Registrant intends to file delinquent reports in reverse chronological order in order to assure that the most current information is the first available but with priority for filing reports as they become due. Interested persons may obtain copies of these reports from the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M., on the Commission’s website, at www.sec.gov or on the Registrant’s website at https://www.pugettechnologies.com/. You may obtain information on the operation of the Commission’s Public Reference Room by calling the Commission at 1-800-Commission-0330.

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

Part I – Financial Information

Item 1. Financial Statements.

Puget Technologies, Inc.

Balance Sheets

(Unaudited)

	31-Jan-21	31-Oct-20
	(UNAUDITED)	(AUDITED)

ASSETS
Current assets:
Cash	$277	$55
Total current assets	277	55

Total assets	$277	$55

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$24,395	$36,971
Related Party Debt	78,619	120,964
Current portion of Notes Payable	—	99,674
Accrued interest on Current portion of Notes Payable	—	66,538
Total current liabilities	103,014	324,147

Long-term liabilities:
Notes payable	—	—
Total long-term liabilities	—	—

Total liabilities	103,014	324,147

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
Authorized - 2020 - 4,990,000,000, 2019 - 2,990,000,000;
Issued - 2021 - 4,745,728,041; 2020 - 3,545,540,022	4,745,728	3,545,540
Preferred A - $.001 par value; Authorized and Issued - 500,000	500	500
Preferred B - $.001 par value; Authorized - 5,000,000;
Issued - 2021 - 3,001,904; 2020 - 3,000,000	3,002	3,000
Paid in Capital	1,760,180	2,193,434
Accumulated deficit	(6,612,147)	(6,066,566)
Total stockholders' equity (deficit)	(102,737)	(324,092)
Total liabilities and stockholders' equity	$277	$55

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Puget Technologies, Inc.

Statements of Operations

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	31-Jan-21	31-Jan-20
	(UNAUDITED)	(UNAUDITED)

Sales	$—	$—

Cost of Sales	—	—

Gross profit	—	—

Operations
Interest expense	257,677	8,180
Officer compensation	240,038
Management fees to related party	30,500
Wages accrued for officers	—	90,000
Legal and professional fees	12,500	—
Other general and administrative	4,866	78
Total expenses	545,581	98,258

(Loss) from operations	(545,581)	(98,258)

Provision (credit) for taxes on income	—	—
Net (loss)	$(545,581)	$(98,258)

Weighted average number of shares outstanding	4,411,756,358	843,490,790

Basic and diluted (loss) per common share	$(0.000124)	$(0.000116)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Puget Technologies, Inc.

Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		PREFERRED
	Shares	Amount	A	B	Additional Paid-In Capital	Accum Deficit	Total Equity

Balance, October 31, 2020	3,545,540,022	$3,545,540	$500	$3,000	$2,193,434	$(6,066,566)	$(324,092)

Issued for AP conversion				2	1,801		1,803
Issued for debt conversions	1,091,080,017	1,091,080			(565,985)		525,095
Issued for stock compensation	109,108,002	109,108			130,930		240,038
Net income (loss)						(545,581)	(545,581)

Balance January 31, 2021	4,745,728,041	$4,745,728	$500	$3,002	$1,760,180	$(6,612,147)	$(102,737)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Puget Technologies, Inc.

Statements of Cash Flow

(Unaudited)

	Three Months Ended	Three Months Ended
	31-Jan-21	31-Jan-20

Cash flows from operating activities:
Net (loss)	$(545,581)	$(98,258)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Stock compensation	240,038	—
Conversion Interest Expense	241,847	—
Change in current assets and liabilities:
Expenses paid by related parties	6,494	25
Accounts payable and accrued expenses	(12,576)	94,810
Net cash flows from operating activities	(69,778)	(3,423)

Cash flows from financing activities:
Proceeds from sale of common stock		—
Paid in capital		—
Advances from shareholders and related parties	70,000	3,370
Proceeds/(Payment) of notes payable	—	—

Net cash flows from financing activities	70,000	3,370
Net cash flows	222	(53)

Cash and equivalents, beginning of period	55	97
Cash and equivalents, end of period	$277	$44

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental non-cash transaction disclosures:
Shares issued for services	$240,038	$—
Debt converted to equity	$766,936	$76,931

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Puget Technologies, Inc.

Notes to the Unaudited Financial Statements

January 31, 2021

Note 1 Description of Business and Going Concern

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

Description of Business

The Registrant has never filed for bankruptcy, receivership or similar proceedings nor, since the date of the last annual report on Form 10-K filed (for the fiscal year 2014), has it been involved in any reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

From 2015 until July of 2020, the Registrant was inactive as its prior management resigned leaving it indebted and without business operations. Consequently, during such period it lacked the funds required to comply with its reporting obligations under the Exchange Act. Since July of 2020, with the assistance of its Parent (“a person that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified”, Rule 405 of Commission Regulation C) and strategic consultant, Qest Consulting Group, Inc., a Colorado corporation (“Qest”), the Registrant has eliminated its convertible debt and resumed filing of reports to the Commission. Most of the Registrant’s efforts during the period from 2015 until July of 2020 involved first, repudiation of the series of 8% convertible notes issued by prior management under terms which current management considered toxic (the “Convertible Notes”) but, after the Registrant and its management were sued by two of the noteholders in the United States District Court for the Southern District of New York (Case No. 15-cv-08860 entitled Adar Bays LLC v Puget Technologies Inc. and Hermann Burckhardt and Case No. 15-cv-09542 entitled Union Capital LLC v Puget Technologies Inc. and Herman Burckhardt), lacking adequate funds to defend such actions the Registrant entered into settlement agreements and until July of 2020, was active only in conjunction with seeking to discharge such liabilities. As a material subsequent event, all Convertible Note liabilities were discharged during the period from July of 2020 through January of 2021.

On October 22, 2020, the Registrant entered into a retainer and consulting agreement with Qest (the “Qest Agreement”) and in conjunction therewith, in order to induce Qest to defer cash compensation, the Registrant’s officers and directors (who are also the principal stockholders, officers and directors of Qest), contributed all of their securities in the Registrant, including rights to compensation in the form of securities, to Qest. The terms of the Qest Agreement are summarized in Item 7 hereof, “Certain Relationships and Related Transactions, and Director Independence”). In conjunction with its role under the Qest Agreement, Qest advanced Registrant funds Registrant used to pay for auditing and legal fees in conjunction with its annual report, to pay balances due to the Registrant’s transfer agent and to settle remaining obligations under the Convertible Notes and is temporarily providing it with office space, utilities and the use of its personnel.

During October of 2020, the Registrant, at the suggestion of Qest, decided to implement a new business model as a holding company operating through subsidiaries in four different albeit related areas. These primarily involve assisting promising operating companies to attain independent public company status. In order to properly implement the following described business plan, the Registrant’s current limited management has been directed to recruit conduct a nationwide search for new members of its Board of Directors and replacement officers prior to the next scheduled annual meeting of its stockholders currently anticipated for February of 2022. As disclosed in a current report filed by the Registrant with the Commission on January 15, 2021, Qest has recommended that the Registrant’s Board of Directors be expanded to nine or more members, at least three of whom should be independent so that audit and compensation committees could be implemented as envisioned by the Registrant’s articles of incorporation and bylaws. In terms of experience, Qest has recommended that the new board of directors continue to employ persons with investment banking and accounting experience but also with experience with mutual funds, the insurance industry, innovative technologies (e.g., alternative energy), the medical industry, intellectual property and regulatory compliance.

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

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that Registrant will continue as a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2021, the Registrant had recurring losses from operations, an accumulated deficit of $6,612,147 and had earned no revenues except for a total of approximately $49,000 from previous now discontinued operations. The Registrant intends to fund operations through equity financing arrangements which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2021.

The ability of the Registrant to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings and to acquire one or more operating companies. These factors, among others, raise substantial doubt about the Registrant’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“Commission”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Registrant’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Registrant as of January 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the quarterly period ended January 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2020 filed with the Commission on February 12, 2021.

Basic and Diluted Loss per Share

The Registrant computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Registrant has Preferred B shares which can convert to common shares at a rate 10 shares common for each Preferred B share. However since the inclusion of the effects of these potential conversions on the net loss per share would be anti-dilutive loss and diluted loss per share are equal. The total potential shares not included in the calculation are 30,019,040 as of January 31, 2021.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Registrant’s management believes that these recent pronouncements will not have a material effect on the Registrant’s unaudited interim financial statements.

Note 3. Related Party Transactions

During the three month period ended January 31, 2021, the Registrant entered into the following transactions with related parties:

Qest converted $46,844 of principal and $71,995 of accrued interest owed to it by the Registrant into 118,839,180 common shares.

109,108,002 common shares were issued to Qest as compensation under the Registrant’s employment agreement with its president, the rights to which have been assigned to Qest.

Qest advanced $40,000 in cash and Registrant accrued $30,000 in contract fees in the quarter ended January 31, 2021.

As of January 31, 2021 and October 31, 2020, there were $78,619 and $120,964 due to a related party, respectively.

The Registrant’s officers and directors have agreed to suspend payment of their salaries as of the fiscal year ended October 31, 2020 until such time, if ever, as the Registrant’s income from operations provides adequate funds to pay such salaries and still comply with its other financial obligations. Thus officers’ salaries have not been accrued since such date.

Note 4. Notes Payable

A summary of notes payable and accrued interest for three months ended January 31, 2021 is as follows:

	Adar	LG	Union	Vis Vires	TOTAL

Notes Payable

Balance 10/31/2020	$9,099	$21,256	$54,859	$14,460	$99,674

Conversions	(8,966)	(21,256)	(54,859)	—	(85,081)
Payments	(133)	—	—	(14,460)	(14,593)

Balance 1/31/2021	$—	$—	$—	$—	$—

Accrued Interest

Balance 10/31/2020	$5,295	$31,274	$26,929	$3,040	$66,538

Conversions	(5,295)	(31,274)	(26,929)	—	(63,498)
Payments	—	—	—	(3,040)	(3,040)

Balance 1/31/2021	$—	$—	$—	$—	$—

Convertible Note Payable – Number 1 Adar

On February 2, 2015, the Registrant issued an unsecured 8% Convertible Redeemable Note to Adar Bays LLC (Note Number 1), in the amount of $75,000, which was due January 30, 2016 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise (Adar). The principal and any accrued interest was convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) was equal to 57.5% multiplied by the Market Price (as defined therein) (representing a discount rate of 42.5%). The Registrant had the right to prepay the note only during the initial 180 days.

During 2015 a law suit was filed in the United States District Court for the Southern District of New York (Case No. 15-cv-08860 entitled Adar Bays LLC v Puget Technologies Inc. and Hermann Burckhardt against the Registrant and its management by Adar Bays LLC after the note (issued by prior management) was repudiated by the Registrant’s current president as an invalid “toxic note”. Registrant was unable to contest the litigation and the case was settled with the Registrant’s allegations formally withdrawn and the cases settled during 2017, subject to the courts’ continuing jurisdiction to enforce the terms of the settlement agreement. As a result. The Registrant recognized an additional $64,600 in debt related to the settlement. The Registrant was contractually and judicially deprived of the ability to contest the validity of subsequent conversions and sales of Common Stock by being required to honor irrevocable written instructions to its transfer agent issued by prior management. As a material subsequent event, by January of 2021, all of the Registrant’s obligations pertaining to the note had been discharged through conversions and a cash payment of $132.54, thus, as of the date of this quarterly report, the Registrant is subject to no legal proceedings nor does its management know of any basis for any material legal proceedings against the Registrant.

At October 31, 2018 the Registrant had a balance principal balance owed under the note of $118,000 and accrued interest of $21,217.

During fiscal 2019, 141,927,826 shares were issued to the holder to convert $8,736 in principal and $0.00 in accrued interest. Interest expense of $5,600 was recognized. At October 31, 2019, the Registrant had a balance principal balance owed of $9,099 and accrued interest of $5,295.

During fiscal 2020, 2,112,921,739 shares were issued to the holder to convert $100,165 in principal and $27,122 in accrued interest. Interest expense of $5,600 was recognized. At October 31, 2020, the Registrant had a balance principal balance owed of $109,264 and accrued interest of $26,817.

In the first quarter of fiscal 2021, 186,518,261 shares were issued to the holder to convert $9,099 in principal and $5,295 in accrued interest and a cash payment was made of $132.54. At January 31, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

Over the course of this note, a total of 2,441,367,826 shares were issued and $132.54 was paid to cover $139,600 in principal and $32,417 of interest.

Convertible Note Payable – Number 2 LG

On February 2, 2015, the Registrant finalized a Convertible Redeemable Note with LG Capital Funding LLC (Note Number 2) in the amount of $53,500, which was due January 28, 2016 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The principal and any accrued interest was convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) was equal to 54% multiplied by the Market Price (as defined therein) (representing a discount rate of 46%). The Registrant had the right to prepay the note only during the initial 180 days.

At October 31, 2018 the Registrant had a balance principal balance owed of $21,256 and accrued interest of $19,594.

During fiscal 2019, interest expense of $5,840 was recognized. At October 31, 2019, the Registrant had a balance principal balance owed of $21,256 and accrued interest of $25,434.

During fiscal 2020, interest expense of $5,600 was recognized. At October 31, 2020, the Registrant had a balance principal balance owed of $21,256 and accrued interest of $31,274.

In the first quarter of fiscal 2021, 52,530,000 shares were issued to the holder to convert $21,256 in principal and $31,274 in accrued interest. At January 31, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

Over the course of this note, a total of 64,142,007 shares were issued to cover $53,500 in principal and $32,746 of interest.

Convertible note payable – Number 4 Union

The Registrant finalized an 8% Convertible Redeemable Note with Union Capital LLC (Note Number 4) in the amount of $75,000, which was due January 30, 2016 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The principal and any accrued interest was convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) was equal to 57.5% multiplied by the Market Price (as defined in the note) representing a discount rate of 42.5%. The Registrant could only prepay the note during its initial 180 days.

During 2015 a law suit was filed in the United States District Court for the Southern District of New York Case No. 15-cv-09542 entitled Union Capital LLC v Puget Technologies Inc. and Herman Burckhardt) against the Registrant and its management by the holder after the Registrant’s current president repudiated the notes issued to Union Capital LLC as invalid “toxic notes” (the “Convertible Notes”). Because the Registrant had been left by prior management without funds, the Registrant was unable to contest the litigation and both cases were settled with the Registrant’s allegations formally withdrawn and the cases settled during 2017, subject to the courts’ continuing jurisdiction to enforce the terms of the settlement agreement. As a result, the Registrant recognized an additional $81,980 in debt related to the settlement, paid a forbearance payment of $8,000 in cash and transferred 5,000,000 common shares as an additional forbearance payment, of which 1,027 shares were from the Registrant and 4,998,973 were borrowed from a shareholder (Qest). The Registrant was contractually and judicially deprived of the ability to contest the validity of conversions and subsequent sales of Common Stock by being required to honor irrevocable written instructions to its transfer agent issued by prior management. As a material subsequent event, by January of 2021, all of the Registrant’s obligations pertaining to the Convertible Notes had been discharged through conversions or payments, thus, as of the date of this quarterly report, the Registrant is subject to no legal proceedings nor does its management know of any basis for any material legal proceedings against the Registrant.

At October 31, 2018 the Registrant had a balance principal balance owed of $128,600 and accrued interest of $26,624.

During fiscal 2019, 406,279,540 shares were issued to the holder to convert $60,400 in principal and $7,795 in accrued interest. Interest expense of $7,800 was recognized. At October 31, 2019, the Registrant had a balance principal balance owed of $68,200 and accrued interest of $26,629.

During fiscal 2020, 343,486,654 shares were issued to the holder to convert $13,341 in principal and $6,410 in accrued interest. Interest expense of $6,710 was recognized. At October 31, 2020, the Registrant had a balance principal balance owed of $54,859 and accrued interest of $26,629.

In the first quarter of fiscal 2021, 733,192,576 shares were issued to the holder to convert $54,859 in principal and $26,929 in accrued interest. At January 31, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

Over the course of this note, a total of 1,515,989,330 shares were issued to cover $156,980 in principal and $42,741 of interest.

Convertible note payable – Number 5 Vis Vires

On February 27, 2015, the Registrant finalized a Convertible Promissory Note with Vis Vires Group, Inc. (Note Number 5) in the amount of $50,000, which was due December 3, 2015 with interest on the unpaid principal balance thereof at the rate of eight percent (8%) per annum until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The principal and any accrued interest was convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) was equal to 58% multiplied by the Market Price (as defined therein) representing a discount rate of 42%. The Registrant had the right to prepay the note only during the initial 180 days.

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

In the first quarter of fiscal 2021, $17,500 was paid in cash to the holder to convert $14,460 in principal and $3,040 in accrued interest. At January 31, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

Over the course of this note, a total of 12,087,383 shares were issued to cover $20,540 in principal, and $32,500 was paid in cash to cover $29,460 in principal and $3,040 of interest.

Note 5. Subsequent Events

The Registrant has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. There were no material subsequent events through February 19, 2021 which needed to be disclosed in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three-Month Periods Ended January 31, 2021 Compared to Three-Month Periods Ended January 31, 2021

The Registrant’s results of operations for the three-month periods ended January 31, 2021 and 2020 are summarized below:

	Three months ended
	1/31/2021	1/31/2020

Revenues	$—	$—
Operating Expenses	545,581	98,258

Net Loss	$(545,581)	$(98,258)

Revenues and Other Income

During the three-month periods ended January 31, 2021 and 2020, the Registrant did not realize any revenues from operations.

Operating Expenses

Operating expenses of $545,581 and $98,258 for the quarterly periods ended January 31, 2021 and 2020, respectively consisted entirely of costs related to maintaining reporting status with the Securities and Exchange Commission (the “Commission”) and finalizing payments of the Registrants convertible debts.

Net Losses

The Registrant incurred a net loss of $(545,581) for the three-months ended January 31, 2021 compared to a net loss of $(98,258) for the corresponding period ended January 31, 2020.

Liquidity and Capital Resources

Liquidity and capital reserves at January 31, 2021 and October 31, 2020 are summarized as follows:

			Increase
	1/31/2021	10/31/2020	(Decrease)

Cash	$277	$55	$172
Total assets	$277	$55	$172

Total Liabilities	$103,014	$324,147	$(221,133)
Stockholders' Deficit	$(102,737)	$(324,092)	$221,355

Working Capital Deficit	$(102,737)	$(324,092)	$221,355

As of the date of this report, the Registrant had yet to generate any revenues from its business operations.

As of January 31, 2021, the Registrant had current assets of $277, liabilities of $ 103,014, and its working capital deficiency was $(102,737). The Registrant anticipates that its current liquidity is not sufficient to meet the obligations associated with being a fully reporting company with the Commission without recourse to additional financing.

Except for a $50,000 revolving loan agreement with its parent, Qest Consulting Group, Inc., the Registrant currently has no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on its financial condition or immediate access to capital.

The Registrant’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates its continuation as a going concern. The Registrant has not yet generated any revenue except for a total of approximately $49,000 from previous now discontinued operations and has incurred losses to date of $(6,612,147). In addition, the Registrant’s current liabilities exceed its current assets by $(102,737). These factors raise substantial doubt about the Registrant’s ability to continue operating as a going concern. The Registrant’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge the Registrant’s liabilities in the normal course of business is dependent upon the Registrant’s ability to raise capital sufficient to fund the Registrant’s commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

Cash flows for the three months ended January 31, 2021 and 2020 are summarized as follows:

	Three months ended
	1/31/2021	1/31/2020
Cash (used) Provided by:

Operations	$(69,778)	$(3,423)
Investing	—	—
Financing	70,000	3,370

Net change in cash	$222	$(53)

Operating Activities

For the three-months ended January 31, 2021, net cash used in operating activities was $(69,778), related to the Registrant’s net loss of $(545,581), reduced by an increase in cash provided from financing activities and from loans the Registrant received from a shareholder.

For the three-months ended January 31, 2020, net cash used in operating activities was $(3,423), related to the Registrant’s net loss of $(98,258), reduced by an increase in cash provided from financing activities from advances the Registrant received from a shareholder.

 During the three months periods ended January 31, 2021 and 2020, the Registrant received loans of $70,000 ($40,000 in cash and $30,000 in accrued contract fees) and $3,370 (cash advances) from a shareholder for business operation purpose, respectively.

Investing Activities

The Registrant did not use any funds for investing activities during the three-months ended January 31, 2021 and 2020, respectively.

Financing Activities

Financing activities provided during the three months periods ended January 31, 2021 and 2020, were $70,000 and $3,370, respectively.

Recent Accounting Pronouncements

For a description of the Registrant’s recently issued accounting pronouncements, see “Note 2 – Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

Off-Balance Sheet Arrangements

The Registrant has never entered into any off-balance sheet financing arrangements and has not formed any special purpose entities. The Registrant has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

The Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company (as defined by §229.10(f)(1) of Commission Regulation SK), the Registrant is not required to provide the information required by this Item

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Registrant maintains disclosure controls and procedures [as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended] that are designed to ensure that information required to be disclosed in the Registrant’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that such information is accumulated and communicated to the Registrant’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Registrant’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting identified in connection with the evaluation conducted on the effectiveness of its internal control over financial reporting as of January 31, 2021, that occurred during the Registrant’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

As of the date of this quarterly report, the Registrant is subject to no legal proceedings nor does its management know of any basis for any material legal proceedings against the Registrant.

Item 1A. Risk Factors.

As a smaller reporting company (as defined by §229.10(f)(1) of Commission Regulation SK), the Registrant is not required to provide the information required by this Item. However, it is noted that the Registrant voluntarily reports with respect to Risk Factors in its annual report on Form 10-K and interested parties are referred to such disclosure.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchaser	Security Sold	Shares	Consideration	Exemption from registration relied on	Terms of conversion or exercise
Qest	Common	109,108,002	$240,038	3(a)(9)	Officer compensation
Qest	Common	118,839,180	$118,839	3(a)(9)	(1)
Union Capital LLC	Common	163,849,863	16,385	3(a)(9)	(1)
Union Capital LLC	Common	244,787,339	32,842	3(a)(9)	(1)
Adar Bays LLC	Common	94,243,478	5,419	3(a)(9)	(1)
Adar Bays LLC	Common	92,274,783	8,843	3(a)(9)	(1)
Union Capital LLC	Common	324,555,374	32,560	3(a)(9)	(1)
LG Capital Funding LLC	Common	52,530,000	52,530	3(a)(9)	(1)
		1,091,080,017	$267,419
Alejandro Funes, Esquire	Class B Convertible Preferred	1,904	$1,803	4(2)	(2)

Notes:

(1)	The terms of conversion or exercise are disclosed in Note 4 to the Financial Statements.
(2)	Ten shares of Common Stock for every share of Class B Convertible Preferred, with antidilution rights.

Item 3. Defaults upon Senior Securities.

There have been no material defaults upon senior securities during the fiscal quarter ended January 31, 2021, although, with the consent of the persons entitled thereto, the Registrant has not issued securities called for under its retainer and consulting agreement with the Registrant’s parent, as that term is defined in Rule 405 of Commission Regulation C, Qest Consulting Group, Inc. (“Qest”), or under its employment agreement with its president, Hermann Burckhardt, which have been assigned to Qest. The securities will be issued at such time as the Registrant increases its authorized capitalization in a manner permitting it to do so without impairing its other obligations (e.g., to maintain adequate reserves of authorized but unissued for conversion of its Class B Convertible Preferred Stock, for potential acquisitions or to recruit new officers and directors.

Item 4 Mine Safety Disclosure.

This item is not applicable to the Registrant as it is not involved in any mineral extraction activities.

Item 5. Other Information.

There is no information that the Registrant was required to disclose in a report on Form 8-K during the period covered by this Form 10-Q, but which was not reported, whether or not otherwise required by this Form 10-Q.

Item 6. Exhibits.

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

Puget Technologies, Inc.

By /s/ Hermann Burckhardt

President, Chief Executive Officer and Director

Dated: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ Hermann Burckhardt

President, Chief Executive Officer and Director

Dated: February 26, 2021

By /s/ Thomas Jaspers

Chief Financial Officer, Treasurer, Secretary and Director

Dated: February 26, 2021

