Form 10-Q
period 2021-04-30
PUGET TECHNOLOGIES, INC.
filed 2021-06-14
CIK 1540615

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________________________________  _____________________________________________________ to _______________________________________

Commission file number: 333-179212

Puget Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	01-0959140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1200 North Federal Highway, Suite 200-A; Boca Raton, Florida 33432

(Address of principal executive offices)

561- 210 - 8535

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of all of the Registrant’s classes of common equity as of February 16, 2021 is as follows:

Class of Securities	Shares Outstanding June 2, 2021
Common Stock, $0.001 par value, 4,990,000,000 shares authorized	4,745,728,041
Series A Super Voting Preferred Stock, $0.001 par value, 500,000 shares authorized	500,000
Class B Convertible Preferred Stock, , $0.001 par value, 5,000,000 shares authorized	3,001,904
Preferred Stock, $0.001 par value, currently without designations, 4,500,000 shares authorized	0

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

Part I – Financial Information

Item 1. Financial Statements.

Puget Technologies, Inc.

Balance Sheets

	30-Apr-21	31-Oct-20
	(UNAUDITED)	(AUDITED)

ASSETS
Current assets:
Cash	$411	$55
Total current assets	411	55

Total assets	$411	$55

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$22,843	$36,971
Related Party Debt	159,254	120,964
Current portion of Notes Payable	—	99,674
Accrued interest on Current portion of Notes Payable	—	66,538
Total current liabilities	182,097	324,147

Long-term liabilities:
Notes payable	—	—
Total long-term liabilities	—	—

Total liabilities	182,097	324,147

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value;
Authorized - 2020 - 4,990,000,000
Issued - 2021 - 4,745,728,041; 2020 - 3,545,540,022	4,745,728	3,545,540
Preferred A - $.001 par value; Authorized and Issued - 500,000	500	500
Preferred B - $.001 par value; Authorized - 5,000,000;
Issued - 2021 - 3,001,904; 2020 - 3,000,000	3,002	3,000
Paid in Capital	1,760,180	2,193,434
Accumulated deficit	(6,691,096)	(6,066,566)
Total stockholders’ equity (deficit)	(181,686)	(324,092)
Total liabilities and stockholders’ equity	$411	$55

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Puget Technologies, Inc.

Statements of Operations

(Unaudited)

	For the Quarter Ended	For the Quarter Ended	For the Six Months Ended	For the Six Months Ended
	30-Apr-21	30-Apr-20	30-Apr-21	30-Apr-20
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Sales	$—	$—	$—	$—

Cost of Sales	—	—	—	—

Gross profit	—	—	—	—

Operations
Interest expense	—	8,180	257,677	16,360
Officer compensation	—	90,000	240,038	180,000
Management fees to related party	30,000	—	60,000
Legal and professional fees	25,000	—	37,500	—
Other general and administrative	23,949	78	29,315	156
Total expenses	78,949	98,258	624,530	196,516

(Loss) from operations	(78,949)	(98,258)	(624,530)	(196,516)

Provision (credit) for taxes on income	—	—	—	—
Net (loss)	$(78,949)	$(98,258)	$(624,530)	$(196,516)

Weighted average number of shares outstanding	4,745,728,041	843,490,790	4,601,214,361	843,490,790

Basic and diluted (loss) per common share	$(0.000017)	$(0.000116)	$(0.000136)	$(0.000233)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Puget Technologies, Inc.

Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		PREFERRED
	Shares	Amount	A	B	Additional Paid-In Capital	Accum Deficit	Total Equity

Balance, October 31, 2020	3,545,540,022	$3,545,540	$500	$3,000	$2,193,434	$(6,066,566)	$(324,092)

Issued for AP conversion			—	2	1,801		1,803
Issued for debt conversions	1,091,080,017	1,091,080			(565,985)		525,095
Issued for stock compensation	109,108,002	109,108			130,930		240,038
Net income (loss)						(624,530)	(624,530)

Balance April 30, 2021	4,745,728,041	$4,745,728	$500	$3,002	$1,760,180	$(6,691,096)	$(181,686)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Puget Technologies, Inc.

Statements of Cash Flow

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	30-Apr-21	30-Apr-20

Cash flows from operating activities:
Net (loss)	$(624,530)	$(196,516)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Stock compensation	240,038	—
Conversion Interest Expense	257,677	—
Change in current assets and liabilities:
Expenses paid by related parties	10,000	—
Accounts payable and accrued expenses	(12,325)	196,360
Net cash flows from operating activities	(129,140)	(156)

Cash flows from financing activities:
Advances from shareholders and related parties	147,129	110
Proceeds/(Payment) of notes payable	(17,633)	—

Net cash flows from financing activities	129,496	110
Net cash flows	356	(46)

Cash and equivalents, beginning of period	55	97
Cash and equivalents, end of period	$411	$51

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental non-cash transaction disclosures:
Shares issued for services	$240,038	$—
Debt converted to equity	$269,222	$—

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

On March 2, 2021, at the suggestion of Qest Consulting Group, Inc., a Colorado corporation and the Registrant’s “parent” (as that term is defined in Rule 405 of Commission Regulation C) and strategic consultant, the Registrant and Behavioral Centers of South Florida LLC, currently a Florida limited liability company (hereinafter “BCSF”) signed a letter denominated “preliminary understandings and agreements pertaining to a proposed corporate reorganization” pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended as a result of which:

1.	The stockholders of BCSF would become stockholders of the reorganized company;

2.	BCSF, as consolidated, would become a wholly owned subsidiary of the reorganized company; and

3.	The stockholders of BCSF involved in the reorganization would be entitled to nominate one member of the reorganized company’s board of directors, who in turn would participate in the selection of the Reorganized Company’s officers and the management of the reorganized company’s business.

The parties have tentatively agreed, subject to conducting required due diligence and confirmations, that Puget would acquire BCSF as part of its incubation program at an initial valuation, subject to verification, of $5,000,000 in exchange for shares of its common stock, currently par value $0.001 per share. In addition to the Puget shares received by the former BCSF equity holders, during the initial two years following the reorganization, the BCSF subsidiary would be entitled to receive up to an additional $1,000,000 in Puget securities to distribute as it deemed appropriate, based on attaining net pre-tax profit performance goals, currently envisioned to be $1,000,000 for the calendar year ended December 31, 2022 and $2,000,000 for the calendar year ended December 31, 2023. In both of the foregoing instances, the holders of such securities would be granted piggyback registration rights in the event that Puget filed a registration statement for any of its securities.

During the three year period following closing on the proposed reorganization, the former BCSF equity holders would hold a proxy to vote the shares of the BCSF subsidiary’s voting securities with respect to the election of all but one director (that director to be designated by Puget) and thus be in a position to control most aspects of the BCSF subsidiary’s affairs, subject to specified exceptions involving legal matters, audits and strategic transactions (which would have to be coordinated with Puget). Two and a half years after closing on the acquisition the former equity holders of BCSF would have the option of tendering back 75% of the Puget Common Stock received, both under the reorganization and based on performance, for 75% of the shares of the BCSF subsidiary’s shares held by Puget, with the commitment by Puget to register 15% of the remaining 25% of such shares with the Commission under Section 5 of the Securities Act of 1933, as amended (the “Securities Act”) for distribution as a stock dividend to Puget’s shareholders, and to assign the remaining ten percent to a business development company organized under Sections 54 through 65 of the Investment Company Act of 1940, as amendment (the “Investment Act”). In such case the former equity holders of BCSF would retain 25% of the Puget common stock they had received in the reorganization and as performance bonuses to do with as they pleased. If the former equity holders of BCSF elected to retain all of the Puget common stock they had received in the reorganization and as performance bonuses rather than to exercise their spinout rights, then the BCSF subsidiary would remain a subsidiary of Puget which could either continue to operate it, sell it, or spin it out to its shareholders as it saw fit.

Based on information provided by BCSF to Puget:

BCSF is a centralized community behavioral health center providing its clients/patients with mental health services ranging from psychiatry, individual therapy, psycho-social rehabilitation services and case management in clinics located in the Florida Counties of Dade and Broward and, in collaboration with Puget, plans to expand into Palm Beach County. It is currently organized under the laws of the State of Florida as a limited liability company but, should the Parties enter into a reorganization agreement as proposed below, it would convert into a Florida corporation as permitted under Section 607.11933, Florida Statutes. It currently operates a multi-location clinic employing or independently contracting with 119 individuals, including two psychiatrists, one licensed mental health counselor supervisor, one licensed clinical social worker supervisor and one licensed marriage and family therapy supervisor who supervise seventeen therapists in the mental health department; one board certified behavior analyst, one board certified assistant behavior analyst and two registered behavior technicians; and, five advanced registered nurse practitioners in the field of psychiatry. In the area of case management four licensed clinical social worker supervisors supervise forty-nine licensed clinical social workers. The clinic has provided services to approximately 2,150 patient/clients who remain in the system of which they have an active patient base of approximately 1,100 at any one time but anticipate material expansion after the proposed reorganization through the acquisition of compatible and complementary businesses, as well as by establishing additional clinics, initially in the State of Florida. Its total revenues for the calendar years ended December 31, 2018 (nine months), 2019 and 2020 increased from $959,871 to $3,237,687 and then to $5,540,711.

Its activities are licensed by the State of Florida through the Agency for Health Care Administration and are subject to conditions imposed by major insurance carriers as well as government insurance programs such as Medicaid with which it coordinates its activities. Its major areas of concentration involve group therapy, psycho-social rehabilitation and comprehensive behavioral assessment but BCSF is also highly involved in individual therapy, development of management skills, speech therapy, physical therapy, occupational therapy, targeted case management, mental health treatment plans and medication management.

There are no assurances that the parties will in fact negotiate a definitive agreement, that even if they do, such agreement will close, or even if it were to close, that the proposed association would be successful. The foregoing is forward-looking information. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may”, “will”, “should”, “expects”, “anticipates”, “contemplates”, “estimates”, “believes”, “plans”, “projects”, “predicts”, “potential” or “continue” or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether the Registrant is able to manage its planned growth efficiently and operate profitably, (c) whether it is able to generate sufficient revenues or obtain financing to sustain and grow its operations, and (d) whether it is able to successfully fulfill its primary requirements for cash. The Registrant’s actual results may differ significantly from the results projected in the forward-looking statements.

A copy of the above described letter denominated “preliminary understandings and agreements pertaining to a proposed corporate reorganization” was included as an exhibit to the current report on Form 8-K filed by the Registrant on March 2, 2021. As a material subsequent event, the Registrant, the equity holders of BCSF and BCSF entered into a reorganization agreement embodying and amplifying on the terms of the letter of intent on +++. A copy of such agreement +++

On April 12, 2021, the Registrant entered into an agreement with Víctor Germán Quintero Toro pursuant to which Mr. Quintero was appointed as the Registrant’s Chief Technologies Officer. A copy of such agreement was filed as exhibit 10.04 to a report of current event filed by the Registrant on Form 8-K on or about April 13, 2021.

Mr. Quintero’s duties include responsibility for the design, development and maintenance of the Registrant’s internet presence including its website, its social media presence, information concerning Puget on the Internet, the Registrant’s internet security, etc., in coordination with the Registrant’s board of directors, board of advisors, strategic consultant and superior officers, evaluation of all potential acquisitions and monitoring all acquisitions and operating subsidiaries with respect to all matters involving technology; in coordination with the Registrant’s board of directors, board of advisors, strategic consultant and superior officers, coordination and monitoring of all research and development activities involving technology; development of personal proprietary information conceived by him with respect to software applications for use on computers and other intelligent devices in the areas of coordination of medical services and transportation systems, provided that they are not abandoned by the Registrant and are placed into operation prior to the end of the initial term of the Agreement, subject to a retained 10% royalty interest in favor of Mr. Quintero from all income derived therefrom by or through the Registrant; and, performance of such other duties as are assigned to him by the Registrant’s president and boards of directors, subject to compliance with all applicable laws and fiduciary obligations. Additional provisions involving intellectual property provide that except as specifically excluded in the agreement intellectual property developed by Mr. Quintero will belong to the Registrant subject to a ten percent royalty interest in favor of Mr. Quintero, provided that, if the intellectual property is not marketed within three years, then it will revert to Mr. Quintero and the Registrant will be entitled to a ten percent royalty interest.

Mr. Quintero is currently developing a proprietary transport control and programming system based on big data (a field that treats ways to analyze, systematically extract information from, or otherwise deal with data sets that are too large or complex to be dealt with by traditional data-processing application software) and artificial intelligence; and, a proprietary platform for improved doctor patient scheduling and treatment interaction. Such projects are expected to be developed and marketed by the Registrant and test marketed in the Commonwealth of Puerto Rico where the Registrant anticipates conducting a substantial portion of its activities in order to avail itself of benefits provided under the Puerto Rico Incentives Code Act (Act 60-2019). Excluded from the agreement is a proprietary hydroponic, hermetic, automated and controlled cultivation system using artificial intelligence (Colombian patent number NC2020 / 0000681) which Mr. Quintero will develop and market independently.

On or about May 10, 2021, Messrs. Andrew Spencer, Dr. Pranav Nawani, Ph.D., and Mr. David Burnett, three members of the Registrant’s Board of Advisors engaged in the development and implementation of photovoltaic nanotechnology for use in improving the performance of solar energy collection devices, including solar panels, have submitted a proposal outlining the terms under which they would transfer such technology to a joint venture with the Registrant. The Registrant is giving it serious consideration. However, given the Registrant’s current schedule involving BCSF and the proprietary applications involving improved transportation and medical service delivery contributed to the Registrant by its Chief Technologies Officer, it will need to carefully consider the proposal at the next meeting of its Board of Directors immediately following the annual meeting of shareholders.

The Registrant continues to actively pursue its business initiatives in the Commonwealth of Puerto Rico. Current activities include taking the steps needed to progress the creation of the new subsidiary in the region, pursuing the commercialization of the logistics software acquired from its Chief Technologies Officer and seeking out local corporate and government partners. The initial step will be the organization of a subsidiary under the laws of the Commonwealth of Puerto Rico and opening of related offices in the San Juan area expected sometime in July of 2021.

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

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that Registrant will continue as a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of April 30, 2021, the Registrant had recurring losses from operations, an accumulated deficit of $6,691,096 and had earned no revenues. The Registrant intends to fund operations through equity financing arrangements which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2021.

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

Note 2 Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“Commission”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Registrant’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Registrant as of April 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the quarterly period ended January 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2020 filed with the Commission on February 12, 2021.

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

Registrant has Preferred B shares which can convert to common shares at a rate 10 shares common for each Preferred B share. However since the inclusion of the effects of these potential conversions on the net loss per share would be anti-dilutive loss and diluted loss per share are equal. The total potential shares not included in the calculation are 30,019,040 as of April 30, 2021.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Registrant’s management believes that these recent pronouncements will not have a material effect on the Registrant’s unaudited interim financial statements.

Note 3. Related Party Transactions

During the six month period ended April 30, 2021, the Registrant entered into the following transactions with related parties:

Qest converted $46,844 of principal and $71,995 of accrued interest owed to it by the Registrant into 118,839,180 common shares.

109,108,002 common shares were issued to Qest as compensation under the Registrant’s employment agreement with its president, the rights to which have been assigned to Qest.

Qest advanced $80,635 in cash and Registrant accrued $60,000 in contract fees in the six month period ended April 30, 2021.

As of April 30, 2021 and October 31, 2020, there were $159,254 and $120,964 due to related parties, respectively.

The Registrant’s officers and directors have agreed to suspend payment of their salaries as of the fiscal year ended October 31, 2020 until such time, if ever, as the Registrant’s income from operations provides adequate funds to pay such salaries and still comply with its other financial obligations. Thus officers’ salaries have not been accrued since such date.

Note 4. Notes Payable

A summary of notes payable and accrued interest for six months ended April 30, 2021 is as follows:

	Adar	LG	Union	Vis Vires	TOTAL

Notes Payable

Balance 10/31/2020	$9,099	$21,256	$54,859	$14,460	$99,674

Conversions	(8,966)	(21,256)	(54,859)	—	(85,081)
Payments	(133)	—	—	(14,460)	(14,593)

Balance 4/30/2021	$—	$—	$—	$—	$—

Accrued Interest

Balance 10/31/2020	$5,295	$31,274	$26,929	$3,040	$66,538

Conversions	(5,295)	(31,274)	(26,929)	—	(63,498)
Payments	—	—	—	(3,040)	(3,040)

Balance 4/30/2021	$—	$—	$—	$—	$—

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

In the first quarter of fiscal 2021, 186,518,261 shares were issued to the holder to convert $9,099 in principal and $5,295 in accrued interest and a cash payment was made of $132.54. At April 30, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

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

In the first quarter of fiscal 2021, 52,530,000 shares were issued to the holder to convert $21,256 in principal and $31,274 in accrued interest. At April 30, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

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

In the first quarter of fiscal 2021, 733,192,576 shares were issued to the holder to convert $54,859 in principal and $26,929 in accrued interest. At April 30, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

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

In the first quarter of fiscal 2021, $17,500 was paid in cash to the holder to convert $14,460 in principal and $3,040 in accrued interest. At April 30, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

Over the course of this note, a total of 12,087,383 shares were issued to cover $20,540 in principal, and $32,500 was paid in cash to cover $29,460 in principal and $3,040 of interest.

Note 5. Subsequent Events

The Registrant has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

There were no material subsequent events through June 14, 2021 which needed to be disclosed in the accompanying financial statements.

Immediately following the 2021 annual meeting of shareholders, the newly elected directors held an organizational meeting of the Registrant’s Board of Directors at which the following actions were taken: Herman Burckhardt was elected as the chairman of the Registrant’s Board of Directors, as the Registrant’s chief executive officer and as its president; Thomas M. Jaspers was elected at the Registrant’s chief financial officer, vice president, treasurer and secretary; and, the Registrant’s newly appointed officers were authorized, empowered and directed to implement all of the actions approved by the shareholders at the meeting.

As a material subsequent event, on June 7, 2021 the Registrant held its 2021 annual meeting of shareholders. Details of such meeting are reported hereafter under Part II – Other Information, Item 5 – Other Information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three-Month Periods Ended January 31, 2021 Compared to Three-Month Periods Ended January 31, 2021

The Registrant’s results of operations for the six-month periods ended April 30, 2021 and 2020 are summarized below:

	Three months ended
	1/31/2021	1/31/2020

Revenues	$—	$—
Operating Expenses	624,530	196,516

Net Loss	$(624,530)	$(196,516)

Revenues and Other Income

During the six-month periods ended April 30, 2021 and 2020, the Registrant did not realize any revenues from operations.

Operating Expenses

Operating expenses of $624,530 and $196,516 for the six month periods ended April 30, 2021 and 2020, respectively consisted entirely of costs related to maintaining reporting status with the Securities and Exchange Commission (the “Commission”) and finalizing payments of the Registrants convertible debts.

Net Losses

The Registrant incurred a net loss of $(624,530) for the six-months ended April 30, 2021 compared to a net loss of $(196,516) for the corresponding period ended April 30, 2020.

Liquidity and Capital Resources

Liquidity and capital reserves at April 30, 2021 and October 31, 2020 are summarized as follows:

			Increase
	4/30/2021	10/31/2020	(Decrease)

Cash	$411	$55	$356
Total assets	$411	$55	$356

Total Liabilities	$182,097	$324,147	$(142,050)
Stockholders’ Deficit	$(181,686)	$(324,092)	$142,406

Working Capital Deficit	$(181,275)	$(324,092)	$142,817

As of the date of this report, the Registrant had yet to generate any revenues from its business operations.

As of April 30, 2021, the Registrant had current assets of $411, liabilities of $ 182,097, and its working capital deficiency was $(181,275). The Registrant anticipates that its current liquidity is not sufficient to meet the obligations associated with being a fully reporting company with the Commission without recourse to additional financing.

Except for a $50,000 revolving loan agreement with its parent, Qest Consulting Group, Inc., the Registrant currently has no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on its financial condition or immediate access to capital.

The Registrant’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates its continuation as a going concern. The Registrant has not yet generated any revenue except for a total of approximately $49,000 from previous now discontinued operations and has incurred losses to date of $(6,691,096). In addition, the Registrant’s current liabilities exceed its current assets by $(181,275). These factors raise substantial doubt about the Registrant’s ability to continue operating as a going concern. The Registrant’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge the Registrant’s liabilities in the normal course of business is dependent upon the Registrant’s ability to raise capital sufficient to fund the Registrant’s commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

Cash flows for the six months ended April 30, 2021 and 2020 are summarized as follows:

	Six months ended
	4/30/2021	4/30/2020
Cash (used) Provided by:

Operations	$(129,140)	$(156)
Investing	—	—
Financing	129,496	110

Net change in cash	$356	$(46)

Operating Activities

For the six-months ended April 30, 2021, net cash used in operating activities was $(129,140), related to the Registrant’s net loss of $(624,530), reduced by an increase in cash provided from financing activities and from loans the Registrant received from a shareholder.

For the six-months ended April 30, 2020, net cash used in operating activities was $(156), related to the Registrant’s net loss of $(196,516), reduced by an increase in cash provided from financing activities from advances the Registrant received from a shareholder.

During the six-months ended April 30, 2021, the Registrant received loans of $147,129 ($80,635 in cash and $60,000 in accrued contract fees) and $6,494 (cash advances) from shareholders for business operation purpose, respectively.

Investing Activities

The Registrant did not use any funds for investing activities during the six-months ended April 30, 2021 and 2020, respectively.

Financing Activities

Financing activities provided $129,496 and $110 during the six-months ended April 30, 2021 and 2020, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting identified in connection with the evaluation conducted on the effectiveness of its internal control over financial reporting as of April 30, 2021, that occurred during the Registrant’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchaser	Security Sold	Shares	Consideration	Exemption from registration relied on		Terms of conversion or exercise
Qest	Common	109,108,002	$240,038	3	(a)(9)	Officer compensation
Qest	Common	118,839,180	$118,839	3	(a)(9)	(1)
Union Capital LLC	Common	163,849,863	16,385	3	(a)(9)	(1)
Union Capital LLC	Common	244,787,339	32,842	3	(a)(9)	(1)
Adar Bays LLC	Common	94,243,478	5,419	3	(a)(9)	(1)
Adar Bays LLC	Common	92,274,783	8,843	3	(a)(9)	(1)
Union Capital LLC	Common	324,555,374	32,560	3	(a)(9)	(1)
LG Capital Funding LLC	Common	52,530,000	52,530	3	(a)(9)	(1)
		1,091,080,017	$267,419
Alejandro Funes, Esquire	Class B Convertible Preferred	1,904	$1,803	4	(2)	(2)

Notes:

(1)	The terms of conversion or exercise are disclosed in Note 4 to the Financial Statements.

(2)	Ten shares of Common Stock for every share of Class B Convertible Preferred, with antidilution rights.

Item 3. Defaults upon Senior Securities.

There have been no material defaults upon senior securities during the fiscal quarter ended April 30, 2021, although, with the consent of the persons entitled thereto, the Registrant has not issued securities called for under its retainer and consulting agreement with the Registrant’s parent, as that term is defined in Rule 405 of Commission Regulation C, Qest Consulting Group, Inc. (“Qest”), or under its employment agreement with its president, Hermann Burckhardt, which have been assigned to Qest. The securities will be issued at such time as the Registrant increases its authorized capitalization in a manner permitting it to do so without impairing its other obligations (e.g., to maintain adequate reserves of authorized but unissued for conversion of its Class B Convertible Preferred Stock, for potential acquisitions or to recruit new officers and directors.

Item 4 Mine Safety Disclosure.

This item is not applicable to the Registrant as it is not involved in any mineral extraction activities.

Item 5. Other Information.

As a material subsequent event, on June 7, 2021 the Registrant held its 2021 annual meeting of shareholders. The meeting was held at 2:00 p.m., EDT, at the Registrant’s offices in Boca Raton Florida and also broadcast through Zoom to shareholders who could not attend. The record date for determining shareholders able to participate at the meeting was April 21, 2021 and shareholders either in person or by proxy holding 90,815,201 shares of Common Stock, each entitled to one vote (an aggregate of 90,815,201 votes); 500,000 shares of the Series A Super Majority Preferred Stock, each entitled to 10,000 votes (an aggregate of 5,000,000,000); and 3,001,904 shares of the Class B Convertible Preferred Stock, each entitled to 1,000 votes were present representing an aggregate of 8,092,719,201 out of 12,747,632,041 potential votes. Thus, a quorum was present with 4,046,359,601 affirmative votes representing a majority; however, each of the following described actions were passed by 8,092,719,201 votes in favor, none opposed and none present abstaining.

The following items were approved at the meeting:

Approval and ratification of the conduct of the Registrant’s business by its president and chief executive officer, Hermann Burckhardt, and its treasurer, secretary and chief financial officer, Thomas M. Jaspers, as well as by its strategic consultant and parent, Qest, since they assumed their offices and roles starting in 2015. Approval of the Registrant’s financial statements and related documents for the years ended October 31, 2020 and 2019. Ratification of the selection of BF Borgers CPA PC, of 5400 W Cedar Ave, Lakewood, CO 80226, independent certified public accountants, as auditors for the Registrant’s financial statements for the years ended October 31, 2021 as well as for the years ended October 31, 2015, 2016, 2017, 2018 and 2019.

Ratification of the gradual increase in our Corporation’s authorized capitalization first authorized by the shareholders during 2017, to ten billion shares, 9,990,000,000 of which are to be common stock and 10,000,000 of which are already preferred stock and also, the grant of authority to the Registrant’s Board of Directors to determine whether the par value, currently $0.001 per share, should be retained, eliminated or modified, as it deems appropriate.

Ratification and approval of incentive stock option plans (qualified for employees and non-qualified for others) pursuant to applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”) which management has recommended and the Board of Directors has approved as a means of assisting in the recruitment of new management, new directors and new members to the Registrant’s Board of Advisors as well as for inducing promising operating companies to become subsidiaries of the Registrant. Copies of such plans are available on the Registrant’s website. Copies of such plans are filed as exhibits 4.01 (qualified plan) and 4.02 (non-qualified plan) to this quarterly report on Form 10-Q. Furthermore, the shareholders approved the proposed plan to repurchase outstanding and publicly trading Company securities from non-Affiliates as a means of providing securities necessary for issuance pursuant to the proposed incentive stock option plans at such times as the Registrant’s Board of Directors determines that such securities are undervalued, provided that such repurchases are conducted in full compliance with any and all applicable laws, regulations and rules and will not result in adverse tax consequences to the Registrant.

Ratification of the forms of debenture and warrant indentures which management has recommended and the Board of Directors has approved in conjunction with a limited offering of the Registrant’s securities pursuant to Rule 506(b) of Regulation D adopted by the Commission in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Copies of such indentures are filed as exhibits 4.03 (debenture indenture) and 4.02 (non-qualified plan) to this quarterly report on Form 10-Q.

The shareholders ratified the Registrant’s plan of operation described in the Registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2021, delegated to the Board of Directors the selection of a new name for the Registrant, without further shareholder approval and approved the increase of the size of the Board of Directors to up to nine members, at least three of whom should be independent, delegating to the current Board of Directors members authority to fill resulting vacancies on the Board of Directors until the next annual meeting of the Registrant’s shareholders, expected to be during June of 2022. Messrs. Hermann Burckhardt and Thomas M. Jaspers were reelected as members of the Board of Directors with the understanding that if they found properly qualified replacements they could elect them as replacements and concurrently resign.

Finally, as required under Nevada Revised Statutes Section 78.215(4)(b), the current holders of the outstanding Class B Convertible Preferred Stock ratified the Board of Directors’ decision to issue a dividend of 1,000,000 shares of Class B Convertible Preferred Stock to the holders of the Registrant’s Common Stock with a record date to be selected by the Registrant’s Board of Directors after the Registrant files past due reports for the years 2015, 2016, 2017, 2018 and 2019 under the Exchange Act, as required for approval by the Financial Industry Regulatory Authority.

Immediately following the 2021 annual meeting of shareholders, the newly elected directors held an organizational meeting of the Registrant’s Board of Directors at which the following actions were taken: Herman Burckhardt was elected as the chairman of the Registrant’s Board of Directors, as the Registrant’s chief executive officer and as its president; Thomas M. Jaspers was elected at the Registrant’s chief financial officer, vice president, treasurer and secretary; and, the Registrant’s newly appointed officers were authorized, empowered and directed to implement all of the actions approved by the shareholders at the meeting.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description

4.01	Qualified incentive stock option plan

4.02	Non-qualified incentive stock option plan

4.03	Debenture Indenture

4.04	Warrant Indenture

20.01	Notice of Meeting of Shareholders

20.02	Information memorandum re Annual Meeting of Shareholders

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(A) or 15d-14(A) under the Securities Exchange Act of 1934
31.2	Certification of Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(A) or 15d-14(A) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puget Technologies, Inc.

By /s/ Hermann Burckhardt

President, Chief Executive Officer and Director

Dated: June 14, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ Hermann Burckhardt

President, Chief Executive Officer and Director

Dated: June 14, 2021

By /s/ Thomas Jaspers

Chief Financial Officer, Treasurer, Secretary and Director

Dated: June 14, 2021

