Form 10-Q
period 2021-07-31
PUGET TECHNOLOGIES, INC.
filed 2021-09-15
CIK 1540615

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of all of the Registrant’s classes of common equity as of September 14, 2021 is as follows:

Class of Securities	Shares Outstanding September 14, 2021
Common Stock, $0.001 par value, 4,990,000,000 shares authorized	4,745,728,041
Series A Super Voting Preferred Stock, $0.001 par value, 500,000 shares authorized	500,000
Class B Convertible Preferred Stock, , $0.001 par value, 5,000,000 shares authorized	3,001,904
Preferred Stock, $0.001 par value, currently without designations, 4,500,000 shares authorized	0

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

Reports to Shareholders

The Registrant is required to file reports with the Commission pursuant to the Exchange Act. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Due to lack of funds, during the period commencing on October 31, 2015 and ending on July 31, 2020, the Registrant was unable to maintain current in its reporting obligations; however, curing that deficiency is current management’s highest priority. The Registrant intends to file delinquent reports in reverse chronological order in order to assure that the most current information is the first available but with priority for filing reports as they become due which it has done since the annual report on Form 10-K for the fiscal year ended October 31, 2020. Interested persons may obtain copies of these reports from the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M., on the Commission’s website, at www.sec.gov or on the Registrant’s website at https://www.pugettechnologies.com/. You may obtain information on the operation of the Commission’s Public Reference Room by calling the Commission at 1-800-Commission-0330.

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

Part I – Financial Information

Item 1. Financial Statements.

Puget Technologies, Inc.

Balance Sheets

	31-July-21	31-Oct-20
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$49	$55
Total current assets	49	55

Total assets	$49	$55

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$32,948	$36,971
Related Party Debt	195,297	120,964
Current portion of Notes Payable	—	99,674
Accrued interest on Current portion of Notes Payable	—	66,538
Total current liabilities	228,245	324,147

Long-term liabilities:
Notes payable	—	—
Total long-term liabilities	—	—

Total liabilities	228,245	324,147

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value;
Authorized - 2020 - 4,990,000,000
Issued - 2021 - 4,745,728,041; 2020 - 3,545,540,022	4,745,728	3,545,540
Preferred A - $.001 par value; Authorized and Issued - 500,000	500	500
Preferred B - $.001 par value; Authorized - 5,000,000;
Issued - 2021 - 3,001,904; 2020 - 3,000,000	3,002	3,000
Paid in Capital	1,760,180	2,193,434
Accumulated deficit	(6,637,606)	(6,066,566)
Total stockholders’ equity (deficit)	(228,196)	(324,092)
Total liabilities and stockholders’ equity	$49	$55

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Puget Technologies, Inc.

Statements of Operations

(Unaudited)

	For the Quarter Ended	For the Quarter Ended	For the Nine Months Ended	For the Nine Months Ended
	31-July-21	31-July-20	31-July-21	31-July-20
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$—	$—	$—	$—

Cost of Sales	—	—	—	—

Gross profit	—	—	—	—

Operations
Interest expense	—	30,510	257,677	46,870
Officer compensation	—	90,000	240,038	270,000
Management fees to related party	30,000	—	90,000
Legal and professional fees	10,790	—	37,500	—
Other general and administrative	5,720	78	45,825	234
Total expenses	46,510	120,588	671,040	317,104

(Loss) from operations	(46,510)	(120,588)	(671,040)	(317,104)

Provision (credit) for taxes on income	—	—	—	—
Net (loss)	$(46,510)	$(120,588)	$(671,040)	$(317,104)

Weighted average number of shares outstanding	4,745,728,041	858,343,342	4,649,914,942	848,477,778

Basic and diluted (loss) per common share	$(0.00000980)	$(0.00014049)	$(0.00014431)	$(0.00037373)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Puget Technologies, Inc.

Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		PREFERRED
	Shares	Amount	A	B	Additional Paid-In Capital	Accumulated Deficit	Total Equity

Balance, October 31, 2020	3,545,540,022	$3,545,540	$500	$3,000	$2,193,434	$(6,066,566)	$(324,092)

Issued for AP conversion			—	2	1,801		1,803
Issued for debt conversions	1,091,080,017	1,091,080			(565,985)		525,095
Issued for stock compensation	109,108,002	109,108			130,930		240,038
Net income (loss)						(671,040)	(671,040)

Balance July 31, 2021	4,745,728,041	$4,745,728	$500	$3,002	$1,760,180	$(6,737,040)	$(228,196)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Puget Technologies, Inc.

Statements of Cash Flow

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	31-July-21	31-July-20

Cash flows from operating activities:
Net (loss)	$(671,040)	$(317,104)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Stock compensation	240,038	270,000
Conversion Interest Expense	257,677	22,330
Change in current assets and liabilities:
Expenses paid by related parties	10,000	—
Accounts payable and accrued expenses	(2,219)	24,540
Net cash flows from operating activities	(165,544)	(234)

Cash flows from financing activities:
Advances from shareholders and related parties	183,171	170
Proceeds/(Payment) of notes payable	(17,633)	—

Net cash flows from financing activities	165,538	170
Net cash flows	(6)	(64)

Cash and equivalents, beginning of period	55	97
Cash and equivalents, end of period	$49	$33

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental non-cash transaction disclosures:
Shares issued for services	$240,038	$270,000
Debt converted to equity	$525,095	$9,162

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Puget Technologies, Inc.

Notes to the Unaudited Financial Statements

July 31, 2021

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

Description of Business

Historical

The Registrant has never filed for bankruptcy, receivership or similar proceedings nor, since the date of the last annual report on Form 10-K filed (for the fiscal year 2020), has it been involved in any reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. From 2015 until July of 2020, the Registrant was inactive as its prior management resigned leaving it indebted and without business operations. Consequently, during such period it lacked the funds required to comply with its reporting obligations under the Exchange Act. Since July of 2020, with the assistance of its Parent (“a person that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified”, Rule 405 of Commission Regulation C) and strategic consultant, Qest Consulting Group, Inc., a Colorado corporation (“Qest”), the Registrant has eliminated its convertible debt and resumed filing of reports to the Commission. Most of the Registrant’s efforts during the period from 2015 until July of 2020 involved first, repudiation of the series of 8% convertible notes issued by prior management under terms which current management considered toxic (the “Convertible Notes”) but, after the Registrant and its management were sued by two of the noteholders in the United States District Court for the Southern District of New York (Case No. 15-cv-08860 entitled Adar Bays LLC v Puget Technologies Inc. and Hermann Burckhardt and Case No. 15-cv-09542 entitled Union Capital LLC v Puget Technologies Inc. and Herman Burckhardt), lacking adequate funds to defend such actions, the Registrant entered into settlement agreements and until July of 2020, was active only in conjunction with seeking to discharge such liabilities. As a material subsequent event, all Convertible Note liabilities were discharged during the period from July of 2020 through January of 2021.

On October 22, 2020, the Registrant entered into a retainer and consulting agreement with Qest (the “Qest Agreement”) and in conjunction therewith, in order to induce Qest to defer cash compensation, the Registrant’s officers and directors (who are also the principal stockholders, officers and directors of Qest), contributed all of their securities in the Registrant, including rights to compensation in the form of securities, to Qest. In conjunction with its role under the Qest Agreement, Qest advanced the Registrant funds used to pay for auditing and legal fees in conjunction with its annual report, to pay balances due to the Registrant’s transfer agent and to settle remaining obligations under the Convertible Notes and is temporarily providing it with office space, utilities and the use of its personnel.

Current Strategic Business Plan

The Registrant’s current strategic business plan calls for it to operate as a holding company operating in four diverse areas through subsidiaries. The four diverse areas in which the Registrant intends to concentrate through subsidiaries are, in the order in which it is anticipated projects will be undertaken, as follows:

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

The Registrant’s Proposed Program for Consolidated Operating Subsidiaries

The Registrant proposes to seek out business opportunities its management deems promising and which its Board of Directors feels it can supervise and develop. Initially, as described below, this involves ownership and operation of healthcare related enterprises. Furthermore, the Registrant has formed a Board of Advisors and believes that with the assistance of its Advisory Board, its strategic consultant, Qest, and the efforts of its officers, it can find projects of interest that can be developed into diverse lines of business, with the Registrant itself serving as a resource center for its diverse subsidiaries, providing savings in operational expenditures based on size and coordinated efforts and generating synergy among its corporate family.

The Registrant’s Proposed Program for Operating Incubator Subsidiaries

The Registrant proposes a program for promising privately held operating companies that eventually want to attain independent publicly traded status but realize that subjection to regulation under federal and state securities laws as well involvement with investors and the investment banking community has as many pitfalls as benefits and thus justify a period of supervised mentoring. The former owners will be able to continue to grow and manage their businesses on their own through the grant of a proxy to vote such subsidiary’s capital stock subject to the following conditions: the Registrant will have the right to designate one member of the subsidiary’s board of directors, the Registrant will control, with the advice and input of the subsidiary’s management, the subsidiary’s legal and auditing matters, and the subsidiary will contribute along with all other subsidiaries, a proportional share of its net-after tax profits to the Registrant for payment of administrative and overhead expenses. After a period as a subsidiary of the Registrant during which time the subsidiary’s management would learn the intricacies of being regulated under state and federal securities regulation, the subsidiary’s original stockholders or their successor’s in interest would, if they so elect, have the right to spin out as independent public companies. That would be accomplished by having 15% of their common stock transferred as a stock dividend to the Registrant’s stockholders, registered for such transfer with the Commission pursuant to Section 5 of the Securities Act, making them reporting companies with the Commission pursuant to Sections 13 and 15(d) of the Exchange Act. Ten percent of the subsidiary’s securities would be temporarily retained by the Registrant and either sold off or conveyed to the subsidiary operating as a Small Business Development Company, and the rest would be returned to the operating subsidiary’s original stockholders in exchange for 75% of the Registrant’s securities issued to acquire the operating subsidiary. To the extent the subsidiary’s original stockholders had disposed of the Registrant stock received in the reorganization, they would have to either reacquire it for tender to the Registrant, or forfeit their spinout options. In the event the original stockholders could not or did not elect to exercise their spinout rights, the Registrant would elect to either retain the operating subsidiary as wholly owned, or, spin it out in whole or in part to its stockholders through a registered dividend distribution procedure similar to the one described above anyway.

Business Development Companies

Assuming success in implanting the initial two stages of its proposed plan of operation, the Registrant expects that it would next move on to the organization and operation of a business development company under Sections 54 through 65 of the Investment Company Act (a “BDC”) which it believes would generate significant synergy with the operating subsidiaries program described above. For example, the Registrant must not accumulate investment securities or else it will be subject to regulation as an investment company. By having a BDC subsidiary, it can transfer the balance of the securities remaining when it spins off a subsidiary to the business development company eliminating such risk as well as helping capitalize the business development company. BDCs must concentrate on developing companies, must provide continuing management assistance to the companies in which they invest but enjoy significant advantages in the form of limited regulation compared to ordinary mutual funds and advantages in raising capital. It is anticipated that such project would not be initiated prior to 2023. BDCs are similar to venture capital funds, they are. However, there are some key differences. One relates to the nature of the investors each seeks. Venture capital funds are available mostly to large institutions and wealthy individuals through Limited Offerings. In contrast, business development companies allow smaller, non- accredited investors to invest in them, and by extension, in small growth companies.

Special Purpose Acquisition Companies (“SPAC”)

Subsequent to organization of a BDC subsidiary, assuming success in doing so, the Registrant plans to organize a sequential series special purpose acquisition companies which its current management and Qest believe will complement the other three proposed segments of its proposed business plans providing an additional, more independent option for more seasoned companies that desire to attain publicly traded status. As in the foregoing case, the Registrant would either distribute securities it retains in SPACs it organizes to its shareholders in the form of stock dividends, or distribute them to its business development company subsidiary avoiding direct regulation as an investment company. A SPAC is a “blank check” shell corporation designed to take companies public without going through the traditional IPO process. SPACs allow retail investors to invest in private equity type transactions, particularly leveraged buyouts.

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

Recent Acquisition Related Activities:

As material subsequent events, the Registrant has initiated implementation of the initial two aspects of its strategic plan as follows:

BCSF

As disclosed in the recently executed Acquisition & Option Agreement with Behavioral Centers of South Florida LLC (“BCSF”), a copy of which has been filed with the Commission (see current report on Form 8-K dated August 25, 2021), BCSF is a centralized community behavioral health center providing its clients/patients with mental health services ranging from psychiatry, individual therapy, psycho-social rehabilitation services and case management in clinics located in the Florida Counties of Dade and Broward and, in collaboration with the Registrant, plans to expand into Palm Beach County. It is currently organized under the laws of the State of Florida as a limited liability company but, pursuant to the Acquisition & Option Agreement, it will convert into a Florida corporation as permitted under Section 607.11933, Florida Statutes.

BCSF currently operates a multi-location clinic employing or independently contracting with 119 individuals, including two psychiatrists, one licensed mental health counselor supervisor, one licensed clinical social worker supervisor and one licensed marriage and family therapy supervisor who supervise seventeen therapists in the mental health department; one board certified behavior analyst, one board certified assistant behavior analyst and two registered behavior technicians; and, five advanced registered nurse practitioners in the field of psychiatry. In the area of case management four licensed clinical social worker supervisors supervise forty-nine licensed clinical social workers. The clinic has provided services to approximately 2,150 patient/clients who remain in the system of which they have an active patient base of approximately 1,100 at any one time but anticipate material expansion after the proposed Acquisition through the acquisition of compatible and complementary businesses, as well as by establishing additional clinics, initially in the State of Florida. Its major areas of concentration involve group therapy, psycho-social rehabilitation and comprehensive behavioral assessment but BCSF is also highly involved in individual therapy, development of management skills, speech therapy, physical therapy, occupational therapy, targeted case management, mental health treatment plans and medication management. Its activities are licensed by the State of Florida through the Agency for Health Care Administration and are subject to conditions imposed by major insurance carriers as well as government insurance programs such as Medicaid with which it coordinates its activities.

BCSF’s total revenues for the calendar years ended December 31, 2018 (nine months), 2019 and 2020 (all unaudited and thus subject to material adjustments) increased from $959,871 to $3,237,687 and then to $5,540,711. Such numbers are currently unaudited but BCSF acknowledged that its financial statements must be audited in accordance with requirements of Commission Regulation S-X and filed with the Commission no longer than 74 days after closing (see SEC Adopts New Financial Statement Disclosure Requirements For Acquisitions And Dispositions).

The proposed acquisition will take place in two stages. First, the acquisition of 50% of all of BCSF’s securities and equity interests plus an irrevocable option to purchase the balance of BCSF, in each case the price being $2,500,000 payable in cash ($1,000,000) and in shares of the Registrant’s Class B Convertible Preferred Stock. The Class B Convertible Preferred Stock issuable in conjunction with the initial part of the acquisition will be valued at $2.00 per share, reflecting the Registrant’s lack of assets, income and operations and shell status under the Exchange Act at such time, but at $5.00 per share for the exercise of the option to acquire the balance of BCSF’s securities, reflecting the fact that at such time, the Registrant will have already become a company with assets, operations, income and profits, and will no longer be classified as a “shell” for purposes of the Exchange Act.

D & D

On August 5, 2021, the Registrant entered into a letter of intent to acquire D & D Rehab Center, Inc., a Florida corporation organized on February 5, 2010 (“D & D”). D & D is a health care provider which trains or retrains individuals disabled by disease or injury to help them attain their maximum functional capacity. It is registered in Centers for Medicare & Medicaid Services (CMS), National Plan and Provider Enumeration System (NPPES). Its NPI number is 1952748709, assigned on June 2013. Its primary taxonomy code is 225400000X. It currently uses 92 persons to provide services to its client/patients, six of whom are administrative employees and 86 are independent contractors comprised of the following:

●	Twenty-five persons implement various therapeutic modalities to children and adults at D & D’s clinic in Hialeah, nine of whom are occupational therapists, seven are physical therapists and nine are speech therapists.

●	An additional sixty-one people provide applied behavioral analysis therapy for children with autism spectrum and other issues that impede their proper quotidian function at their homes, the latter being comprised of 45 registered behavioral technicians supervised by eleven board certified behavioral analysts (each with at least a master’s degree) assisted by five board certified assistant behavioral analysts.

D & D’s total revenues for the calendar years ended December 31, 2019 and 2020 were $3,595,291 and $3,635,240, respectively, with profits of $221,252 and $252,242 and D & D anticipates income of approximately $5,000,000 for calendar 2021 with anticipated profits of $1,000,000. Such numbers are currently unaudited but D & D acknowledged that its financial statements must be audited in accordance with requirements of Commission Regulation S-X and filed with the Commission no longer than 74 days after closing (see SEC Adopts New Financial Statement Disclosure Requirements For Acquisitions And Dispositions). D & D’s activities are licensed by the State of Florida through the Agency for Health Care Administration and are also subject to contractual conditions imposed by major insurance carriers as well as government insurance programs such as Medicaid with which it coordinates its activities. While its client/patient base is currently centered on the Hispanic market in Dade County, it plans to incrementally increase its area of service throughout the State of Florida, as permitted by its current license, and to all demographic groups.

The proposed transaction with D & D has been structured in a manner similar to that reflected in the BCSF Acquisition Agreement. The D & D parties have tentatively agreed, subject to conducting required due diligence and confirmations, that the Registrant will acquire D & D in two stages, first, a 50% interest in exchange for $1,500,000 in cash equivalents and $1,500,000 in unregistered shares of the Registrant’s Class B Convertible Preferred Stock, with an option to acquire the balance of D & D’s securities at the same price and comparable terms within one year after the initial closing, although it is anticipated that the Registrant will exercise such option considerably sooner. The Class B Convertible Preferred Stock would be valued based on the most recent price therefore paid to the Registrant by investors or in conjunction with exercise of the Option for the BCSF acquisition unless a trading market had developed for shares of the Registrant’s Class B Convertible Preferred Stock (unlikely at that time), in which case the mean between the high offered and low bit price therefore on the fifth trading day prior to closing will be used as the valuation. In addition to the Registrant`s shares received by the former D & D equity holders, during the initial two years following the acquisition the D & D subsidiary would be entitled to receive up to an additional $100,000 in the Registrant Common Stock, $0.001 par value, based on attaining net pre-tax profit performance goals, currently envisioned to be $2,000,000 for the calendar year ended December 31, 2022 and $3,000,000 for the calendar year ended December 31, 2023.

Transactions under Negotiation

The Registrant has entered into two additional letters of intent to acquire companies in the health care industry but prices and terms have yet to be negotiated:

●	The first, Florida Behavioral Center, Inc. (dba “Florida Healthcare System” and referred to as “FHS”), organized in 2015 and based in Doral, Florida, is a healthcare organization that provides mental health services through an experienced team of psychiatrists, mental health counselors, case managers, and administrative staff. Common mental health concerns treated include anxiety, substance abuse, depression, suicide risk, trauma, bipolar disorder, and attention deficit disorder; and targeted case management services are offered for mental illness in patients of all ages.

●	The second, Glades Medical Centers of Florida LLC (“Glades”), a Florida limited liability company is the successor in interest to Glades Medical Centers LLC, a Florida limited liability company organized on May 28, 2014 after its entry into a joint venture with Primary Medical Physicians, LLC, also a Florida limited liability company (all collectively referred to as “The Glades Group”). Its services focus on primary care diagnosis of and treatments for illnesses such as colds, flu, stomach aches or ear infections; minor injury care such as less severe bumps, cuts, abrasions or sprains; pediatrics from common childhood illnesses like influenza, bronchitis, rashes or infections, to minor injury care for cuts, lacerations, sprains or breaks; x-rays and in-house lab testing, and occupational medicine.

In each case, the companies have granted the Registrant a 90 day exclusive right to negotiate specific terms after it conducts required due diligence and the parties determine the most appropriate valuations and form of acquisition. In each case, the acquired companies would become consolidated subsidiaries of the Registrant and incorporated into the Registrant’s health care division, along with Behavioral Centers of South Florida, LLC and D & D Rehab Center Inc., in order to generate synergy and attain significant operational savings. FHS’s total revenues for the calendar years ended December 31, 2019, and 2020 (currently unaudited) were approximately $3.9 million and $4.1 million, respectively; and, revenues for the Glades Group for the calendar years ended December 31, 2019, and 2020 (currently unaudited) were $700,000 and $500,000, respectively. While it is anticipated that the FHS transaction will involve a traditional acquisition, the Glades Group acquisition would probably be part of the Registrant’s incubator program for companies that are interested in potential future spinouts as independent public companies. In all three cases, the Registrant intends to conclude related negotiations on or before November 30, 2021 with closings occurring by December 31, 2021.

Comments

The Registrant feels that the acquisition of D & D and the additional transactions currently under negotiation will complement its proposed acquisition of BCSF generating significant synergy and savings and looks forward to the possibility of acquiring other healthcare related businesses in the near future. As in the case of BCSF, the foregoing constitute forward looking statements and the proposed transaction is reliant on successful completion of this Limited Offering.

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

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that Registrant will continue as a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of July 31, 2021, the Registrant had recurring losses from operations, an accumulated deficit of $6,737,606 and had earned no revenues. The Registrant intends to fund operations through equity financing arrangements which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2021.

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

Note 2 Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“Commission”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Registrant’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Registrant as of July 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the quarterly period ended July 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2020 filed with the Commission on February 12, 2021.

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

Registrant has shares of Class B Convertible Preferred Stock (“Class B”) which can convert to common shares at a rate 10 shares common for each Preferred B share. However since the inclusion of the effects of these potential conversions on the net loss per share would be anti-dilutive, loss and diluted loss per share are equal. The total potential shares not included in the calculation are 30,019,040 as of July 31, 2021.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Registrant’s management believes that these recent pronouncements will not have a material effect on the Registrant’s unaudited interim financial statements.

Note 3. Related Party Transactions

During the nine-month period ended July 31, 2021, the Registrant entered into the following transactions with related parties:

Qest converted $46,844 of principal and $71,995 of accrued interest owed to it by the Registrant into 118,839,180 common shares.

109,108,002 common shares were issued to Qest as compensation under the Registrant’s employment agreement with its president, the rights to which have been assigned to Qest.

Qest advanced $105,297 in cash and Registrant accrued $90,000 in contract fees in the nine- month period ended July 31, 2021.

As of July 31, 2021 and October 31, 2020, there were $195,297 and $120,964 due to related parties, respectively.

The employment agreements for the Registrant’s officers as of July 31, 2021, expired on October 31, 2021 and were orally renewed without compensation, as the Registrant seeks their eventual replacements. As a material subsequent event, on August 19, 2021 the Registrant hired Ms. Karen Lynn Fordham as its new president and chief executive officer with Hermann Burckhardt, its president and chief executive officer until that point remaining as the chairman of the Registrant’s board of directors. Details concerning Ms. Forbes compensation are disclosed in Note 1.

Note 4. Notes Payable

A summary of notes payable and accrued interest for nine months ended July 31, 2021 is as follows:

	Adar	LG	Union	Vis Vires	TOTAL

Notes Payable

Balance 10/31/2020	$9,099	$21,256	$54,859	$14,460	$99,674

Conversions	(8,966)	(21,256)	(54,859)	—	(85,081)
Payments	(133)	—	—	(14,460)	(14,593)

Balance 7/31/2021	$—	$—	$—	$—	$—

Accrued Interest

Balance 10/31/2020	$5,295	$31,274	$26,929	$3,040	$66,538

Conversions	(5,295)	(31,274)	(26,929)	—	(63,498)
Payments	—	—	—	(3,040)	(3,040)

Balance 7/31/2021	$—	$—	$—	$—	$—

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

In the first quarter of fiscal 2021, 186,518,261 shares were issued to the holder to convert $9,099 in principal and $5,295 in accrued interest and a cash payment was made of $132.54. At July 31, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

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

In the first quarter of fiscal 2021, 52,530,000 shares were issued to the holder to convert $21,256 in principal and $31,274 in accrued interest. At July 31, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

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

In the first quarter of fiscal 2021, 733,192,576 shares were issued to the holder to convert $54,859 in principal and $26,929 in accrued interest. At July 31, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

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

In the first quarter of fiscal 2021, $17,500 was paid in cash to the holder to convert $14,460 in principal and $3,040 in accrued interest. At July 31, 2021, the Registrant had a balance principal balance owed of $0 and accrued interest of $0.

Over the course of this note, a total of 12,087,383 shares were issued to cover $20,540 in principal, and $32,500 was paid in cash to cover $29,460 in principal and $3,040 of interest.

Note 5. Subsequent Events

The Registrant has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. There were no material subsequent events through September 14, 2021 which needed to be disclosed in the accompanying financial statements, except as disclosed in Note 1 and as follows.

In conjunction with the Registrant’s plan to revise and improve its management disclosed in the Registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2020 and in order to provide the leadership the Registrant’s board of directors believes the Registrant requires as it enters into the healthcare field with the proposed acquisitions of Behavioral Centers of South Florida LLC and D & D Rehab Center, Inc., etc., the Registrant has replaced Herman Burckhardt as its president and chief executive officer with Ms. Karen Lynn Fordham, MBA. Mr. Burckhardt, first elected as the Registrant’s president and chief executive officer in October of 2015, will remain as a member of and the chairman of the Registrant’s board of directors.

Pursuant to the terms of the Registrant’s employment agreement with Ms. Fordham entered into on August 19, 2021, a copy of which was filed as exhibit 10.01 to a current report on Form 8-K filed with the Commission on August 25, 2021 (the “Employment Agreement” and the “August 25 Current Report”), Ms. Fordham will serve as the Registrant’s principal executive officer to whom all other executive officers will be subordinate, subject to the directions of the Registrant’s board of directors. She will supervise all of the Registrant’s affairs and be responsible for implementation of the business plans approved by the board of directors and for assuring compliance by the Registrant and the Registrant personnel with all applicable laws. She will be subject to all duties and responsibilities associated with the position of chief executive officer, subject to such limitations or specifications imposed by the Registrant’s board of directors, including, serving as the Registrant’s general agent and spokesperson, subject to compliance with the directions of its board of directors. Subject to ratification by the Registrant’s board of directors, Ms. Fordham will be permitted to serve as a director of other public, private or governmental corporations, with or without compensation therefrom, and is in fact, urged to do so provided that in the event of any conflicts of interest with her duties to the Registrant, her duties to the Registrant will prevail, absent specific waiver on a case by case basis by the Registrant’s board of directors. The term of the employment agreement is five years with automatic annual renewals thereafter unless one of the parties notifies the other on a timely basis of its intention not to renew. It contains strict confidentiality and non-competition provisions requiring Ms. Fordham to devote her full time to the Registrant unless otherwise permitted by the Registrant’s board of directors. Pursuant to the terms of the Employment Agreement, Ms. Fordham will be entitled to compensation as follows:

●	Ms. Fordham will be entitled to a signing bonus of $100,000 from proceeds of the Limited Offering of the Registrant securities being effected in reliance on Commission Rule 506(b), payable within 15 business days following initial closing on such Limited Offering;

●	Ms. Fordham will be entitled to a base monthly salary, payable in arrears, of $30,000 accruing until initial closing on the Limited Offering of the Registrant securities being effected in reliance on Commission Rule 506(b);

●	Ms. Fordham will be entitled to share with the Registrant’s other senior executives approved by the board of directors in an annual cash bonus plan in an aggregate amount equal to 3% of the Registrant’s net, after tax profits, payable within 15 business days following the filing of the Registrant’s annual report on Commission Form 10-K, based on the audited financial disclosure contained therein, to be allocated among such officers in accordance with criteria established by Ms. Fordham and ratified by the Board of Directors;

●	Ms. Fordham will be entitled to participate in the Registrant’s qualified incentive equity compensation stock option plans with other senior executives entitling them, in the aggregate, to options to acquire designated Registrant securities with an aggregate market value on the grant date (which will coincide with the end of the Registrant’s fiscal year but will be determined on the date of filing of the Registrant’s annual report on Commission Form 10-K, based on the audited financial disclosure contained therein), equal to 10% percent of the Registrant’s after tax profits for the subject year, to be allocated among such officers in accordance with criteria established by Ms. Fordham and ratified by the Board of Directors; and

●	Ms. Fordham will be entitled to expense reimbursement, including reimbursement for the use of her personal automobile, or, at her option to a company vehicle, and for itemized eligible business expenses including travel, lodging and entertainment, subject to ratification by the board of directors.

The foregoing information is qualified in its entirety by the information contained in the Employment Agreement.

As of the date of this quarterly report, Ms. Fordham does not, directly or indirectly, own any of the Registrant’s securities, a situation which is expected to change soon. Her initial priority will be closing on the BCSF acquisition and the Limited Offering; negotiating the definitive agreement with D & D; seeking additional healthcare related acquisitions; and, recruiting a complete management team including a new secretary, a new treasurer and chief financial officer, a chief compliance officer and an operational team. In addition, she will supervise the preparation of a business plan seeking to consolidate healthcare related acquisitions in order to maximize synergy and minimize costs. Acquisitions outside of the healthcare field will, unless an unusual opportunity arises, be given a lower priority until the 2022 fiscal year.

The following information is summarized from Ms. Fordham most recent bio provided to the Registrant:

Ms. Fordham, age 46, was born and raised in Grosse Pointe, Michigan. She earned a master’s degree in business administration and a bachelor’s degree in science with minors in business, social work and criminal justice from Western Michigan University. She is an accomplished healthcare executive with more than 20 years of diverse experience specializing in operations, service line development, strategic planning, physician recruitment, process improvement and financial management for large healthcare organizations. Her experience includes managing behavioral health divisions in various large hospital settings, expertise valuable to Puget as it concentrates its emerging health care acquisition strategy towards acquiring and developing integrated health care delivery systems that fuse behavioral and traditional primary care. Analyzing her background disclosed below, the Registrant’s board of directors has determined that she is the ideal candidate to implement its healthcare related acquisition strategy as well as to consolidate and supervise healthcare related operations and determined that her management and leadership skills would work well in other areas as well.

For much of the past decade, Ms. Fordham has served in executive roles as chief operating officer and then chief executive officer with the Detroit Medical Center (DMC) system where from 2015 to 2017 she was president and chief executive officer of Huron Valley-Sinai Hospital, a 158-bed full-service community teaching hospital near downtown Detroit and Detroit Surgery Hospital, a behavioral health and acute care hospital, in the same market. Ms. Fordham was also the service line leader for two of the Detroit Medical Center’s largest service lines, Orthopedics and Sports Medicine and Imaging Services. In 2017 she founded Topside Strategies, a consulting firm working with physicians and healthcare companies across the country. Ms. Fordham served as chief executive officer of Venice Regional Bayfront Health and Gulf Coast Medical Group based in Venice, Florida from 2018 to 2020. Venice Regional Bayfront Health is a 313-bed facility and while in this role, Ms. Fordham increased the operating margin by focusing on surgical growth in orthopedics, neurosurgery, and gynecology, along with enhancing the organization’s quality scores to the highest level achievable as defined by the Leapfrog Group. Gulf Coast Medical Group was comprised of seventy-one multidisciplinary physicians across. Ms. Fordham also served as the president and chief executive officer of St. Joseph Hospital and St. Joseph Medical Group in Fort Wayne, Indiana where she increased earnings by 40% year over year in the first quarter under her management and increased operating margin by 28%. From 2020-2021 Ms. Fordham also served as the market chief executive officer for the East Coast Division for Wellvana Health based out of Nashville, Tennessee. In that role she acted as the primary architect and executor of the revenue strategy for that division, identifying and executing on new market and new product opportunities. She was also responsible for identifying and forming strategic partnerships that would advance the company’s growth agenda and market position.

Ms. Fordham sits on the boards of Tidewell Hospice, Avidity Home Health Care, and the Venice Chamber of Commerce, and has received many honors and awards, including inclusion in Detroit Crain’s Business Top 40 under 40 in 2014 and the 2014 Esteemed Women of Michigan. In addition, in 2019, Ms. Fordham was recognized as a Top 40 Business Professional by the Venice Gondolier and by SRQ Media as a Women in Business nominee.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Nine-Month Period Ended July 31, 2021 Compared to Nine-Month Period Ended July 31, 2020

The Registrant’s results of operations for the nine-month periods ended July 30, 2021 and 2020 are summarized below:

	Nine months ended
	7/31/2021	7/31/2020

Revenues	$—	$—
Operating Expenses	671,040	317,104

Net Loss	$(671,040)	$(317,104)

Revenues and Other Income

During the nine-month periods ended July 31, 2021 and 2020, the Registrant did not realize any revenues from operations.

Operating Expenses

Operating expenses of $671,040and $317,104 for the nine-month periods ended July 31, 2021 and 2020, respectively consisted entirely of costs related to maintaining reporting status with the Securities and Exchange Commission (the “Commission”) and finalizing payments of the Registrants convertible debts.

Net Losses

The Registrant incurred a net loss of $(671,040) for the nine-month period ended July 31, 2021 compared to a net loss of $317,104) for the corresponding nin-month period ended July 31, 2020.

Liquidity and Capital Resources

Liquidity and capital reserves at July 31, 2021 and October 31, 2020 are summarized as follows:

			Increase
	4/30/2021	10/31/2020	(Decrease)

Cash	$49	$55	$(6)
Total assets	$49	$55	$(6)

Total Liabilities	$228,245	$324,147	$(95,902)
Stockholders’ Deficit	$(228,245)	$(324,092)	$95,847

Working Capital Deficit	$(228,196)	$(324,092)	$95,896

As of the date of this report, the Registrant had yet to generate any revenues from its business operations.

As of July 31, 2021, the Registrant had current assets of $49, liabilities of $228,245, and its working capital deficiency was $(228,196). The Registrant anticipates that its current liquidity is not sufficient to meet the obligations associated with being a fully reporting company with the Commission without recourse to additional financing.

Except for a $50,000 revolving loan agreement with its parent, Qest Consulting Group, Inc., the Registrant currently has no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on its financial condition or immediate access to capital.

The Registrant’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates its continuation as a going concern. The Registrant has not yet generated any revenue except for a total of approximately $49,000 from previous now discontinued operations and has incurred losses to date of $(6,637,606). In addition, the Registrant’s current liabilities exceed its current assets by $(228,245). These factors raise substantial doubt about the Registrant’s ability to continue operating as a going concern. The Registrant’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge the Registrant’s liabilities in the normal course of business is dependent upon the Registrant’s ability to raise capital sufficient to fund the Registrant’s commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

Cash flows for the nine months ended July 31, 2021 and 2020 are summarized as follows:

	Six months ended
	7/31/2021	7/31/2020
Cash (used) Provided by:

Operations	$(165,544)	$(234)
Investing	—	—
Financing	165,538	170

Net change in cash	$(6)	$(64)

Operating Activities

For the nine-months ended July 31, 2021, net cash used in operating activities was $(165,544), related to the Registrant’s net loss of $(671,040), reduced by an increase in cash provided from financing activities and from loans the Registrant received from a shareholder.

For the nine-months ended July 31, 2020, net cash used in operating activities was $(234), related to the Registrant’s net loss of $(317,104), reduced by an increase in cash provided from financing activities from advances the Registrant received from a shareholder.

During the nine months ended July 31, 2021, the Registrant received loans of $195,297 ($105,297 in cash and $90,000 in accrued contract fees) from shareholders for business operation purpose, respectively.

Investing Activities

The Registrant did not use any funds for investing activities during the six-months ended July 31, 2021 and 2020, respectively.

Financing Activities

Financing activities provided $165,538 and $170 during the six-months ended July 31, 2021 and 2020, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting identified in connection with the evaluation conducted on the effectiveness of its internal control over financial reporting as of July 31, 2021, that occurred during the Registrant’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

There have been no material defaults upon senior securities during the fiscal quarter ended July 31, 2021, although, with the consent of the persons entitled thereto, the Registrant has not issued securities called for under its retainer and consulting agreement with the Registrant’s parent, as that term is defined in Rule 405 of Commission Regulation C, Qest Consulting Group, Inc. (“Qest”), or under its employment agreement with its president, Hermann Burckhardt, which have been assigned to Qest. The securities will be issued at such time as the Registrant increases its authorized capitalization in a manner permitting it to do so without impairing its other obligations (e.g., to maintain adequate reserves of authorized but unissued for conversion of its Class B Convertible Preferred Stock, for potential acquisitions or to recruit new officers and directors.

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

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description

3(i) *	The Registrant’s Amended and Restated Articles of Incorporation
10.01 **	Senior Executive Employment Agreement entered into between the Registrant and Karen Lynn Fordham, MBA
10.02 ***	Acquisition & Option Agreement between the Registrant, Ms. Yipsi Martin and Behavioral Centers of South Florida LLC
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(A) or 15d-14(A) under the Securities Exchange Act of 1934
31.2	Certification of Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(A) or 15d-14(A) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01 ****	Letter of Intent with D & D
101.INS	XBRL Instance Document

*	Incorporated by reference to exhibit 3(i) filed as an exhibit to the current report on Form 8-K filed with the Commission on August 27, 2021.
**	Incorporated by reference to exhibit 10.01 filed as an exhibit to the current report on Form 8-K filed with the Commission on August 25, 2021.
***	Incorporated by reference to exhibit 10.01 filed as an exhibit to the current report on Form 8-K filed with the Commission on August 27, 2021.
****	Incorporated by reference to exhibit 99.01 filed as an exhibit to the current report on Form 8-K filed with the Commission on August 27, 2021.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puget Technologies, Inc.

President and Chief Executive Officer

Dated: September 14, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ Hermann Burckhardt

Chairman of the Board Directors

Dated: September 14, 2021

Karen Lynn Fordham

President and Chief Executive Officer

Dated: September 14, 2021

By /s/ Thomas Jaspers

Chief Financial Officer, Treasurer, Secretary andDirector

Dated: September 14, 2021

